Form 10-K
period 2025-03-31
MEDICAL EXERCISE INC.
filed 2025-07-14
CIK 2001249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-56745

MEDICAL EXERCISE INC.

(Exact name of registrant as specified in its charter)

Florida	93-3572456
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11951 US-1, Suite 105

North Palm Beach FL 33408

Registrant’s Principal Executive Offices

(561) 772-3853

(Registrant’s telephone number, including area code)

7901 4th St N STE 300

St. Petersburg, FL 33702

Agent for Service

(850) 807-4500

(Agent’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 27, 2025, there were 12,327,000 shares of common stock, par value $0.001 issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We file annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”), as well as proxy statements and other information. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We maintain a website at www.medx.clinic

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to Medical Exercise Inc.

ii

PART I

Item 1. Business.

We are in the business of spinal care clinics that employ a private pay, non-insurance, cash-based model. Our mission is to enhance the quality of life through effective spinal care, leveraging Medical Exercise Inc.’s spinal strengthening technology. We aim to become the leading provider of spinal care in the markets we serve, achieving recognition as a premier brand in our industry through the strategic and focused expansion of clinics across North America and, eventually, on a global scale.

Our clinic model is designed to offer modern, consumer-friendly spinal care, emphasizing accessibility and affordability. We believe in making quality spinal care accessible by offering services at prices that are competitive with industry standards and often below the co-payment levels required by insurance plans. Our clinics will operate on a cash basis, meaning we do not accept insurance or Medicare, allowing us to focus solely on client care and minimizing the administrative burdens associated with insurance reimbursements.

Each clinic will be strategically located in visible, accessible retail centers, with an average clinic size of approximately 1,000 to 1,200 square feet. Our clinics will feature a welcoming, non-clinical atmosphere designed to enhance the client experience, distinguish us from traditional medical offices, and foster client loyalty. The clinics will be equipped with Medical Exercise Inc.’s medical strengthening machines, known for their ability to isolate and strengthen the muscles that support the spine.

We aim to offer spinal care that is not only effective but also convenient. Our clinics will be open longer hours than most competitors, and will do not require appointments, making it easier for clients to receive care on their schedules. Additionally, our flexible wellness plans will offer discounted pricing, encouraging routine visits and ongoing spinal health maintenance.

We operated our first clinic in North Palm Beach, Florida as a trial for our products and services. This clinic has recently closed, but we retain the equipment and know-how from this. Our plan for back pain clinics is to utilize a direct owner/operator model.

Medical Exercise Inc.’s Technology and Treatment

Medical Exercise Inc.’s Lumbar and Cervical Extension Machines are central to our treatment approach. These machines are designed to help clients strengthen their back and neck via isolated strengthening exercises for the spinal and cervical muscles. The goal is to provide lasting relief from chronic back and neck pain. The technology allows for precise testing and treatment. We source our machines from MedX, Inc. (http://medxonline.net/) and currently MedX, Inc. is our sole supplier.

Our commitment to using Medical Exercise Inc.’s technology reflects our dedication to delivering measurable, effective spinal care. By focusing on spinal strengthening, we aim to decrease pain levels, restore function, and improve the quality of life for our clients.

Medical Exercise Inc. is committed to expanding our network of spinal care clinics, enhancing the lives of clients through advanced spinal strengthening technology, and becoming a recognized leader in the spinal care industry. Our focus on accessibility, affordability, and effectiveness positions us to meet the growing demand for non-invasive, consumer-driven spinal care.

Our clinics are located principally in and around retail shopping centers and have been selected to be visible, accessible and convenient. We offer a welcoming, consumer-friendly experience that attempts to redefine the chiropractic doctor/client relationship. Many of our clinics are open seven days per week, longer hours than most of our competitors, and our clients do not need appointments. We operate a private pay, “cash” business, and we do not accept insurance reimbursement or provide Medicare covered services. We believe that our commitment to affordable pricing, convenient access and ready service delivery model will not only appeal to and attract existing consumers of chiropractic services but will also appeal to the growing market of consumers who seek alternative or non-invasive wellness care.

Services

At Medical Exercise Inc.’s Clinics, we provide specialized services aimed at effectively addressing chronic spinal pain through advanced therapeutic techniques. Our clinics are centered around strength training and exercise, similar to a typical gym or fitness center. However, we specialize in exercises and strength-building routines specifically designed to promote a healthy and strong back. Our programs focus on targeting the lower lumbar and other critical areas of the back using specialized gym equipment designed to strengthen these regions. Unlike physical therapy or chiropractic care, we operate outside the typical medical scrutiny, as we are neither a physical therapy clinic nor a chiropractic service. Our approach is built around providing a safe, effective environment to improve back health through targeted strength training.

Medical Exercise Inc.’s Strength Rehabilitation Program.

Our Medical Exercise Inc.’s Strength Rehabilitation Program focuses on targeted spinal reconditioning using state-of-the-art equipment and methods. Key features of our service include:

●	Functional Testing and Analysis: We assess spinal muscle function to identify any deficits. This includes isolating lumbar extensor muscles, eliminating gravitational effects, measuring soft tissue tension, and performing isometric testing across the full range of motion. Muscle fiber typing by exhaustion reaction further informs our personalized treatment plans.

●	Personalized Treatment Plans: We develop customized therapy programs with a goal is to decrease pain, restore spinal function, and enhance overall quality of life.

●	Advanced Therapy Equipment: We use the Medical Exercise Inc. Lumbar Extension Machine and Medical Exercise Inc.’s Cervical Extension Machine for controlled isolated strengthening of lumbar and cervical spine muscles. These machines feature patented fixation mechanisms to ensure effective muscle training.

●	Comprehensive Testing Protocols: Our therapy machines offer specific movement amplitudes and testing positions for lumbar and cervical extension, with precise measurements taken to ensure accurate and effective treatment.

Clinic Environment

Our clinics are designed to offer a streamlined and comfortable experience:

●	Facility Layout: Each clinic will typically measure 1,000 – 1,200 square feet and include a reception area and treatment space.

●	Efficient Adjustment Process: New clients generally receive their treatment within 30 – 35 minutes, while returning clients usually spend about 15 minutes. Client records are digitally updated and securely stored in our proprietary data system, ensuring compliance with all relevant medical records security and privacy regulations.

Medical Exercise Inc.’s Clinics are dedicated to delivering effective, evidence-based treatments for chronic spinal pain, utilizing advanced technology and personalized care to achieve optimal client outcomes.

Our Industry

The spinal care industry in the United States is a significant and growing sector within the broader healthcare landscape. As back pain and spinal disorders are among the most common medical conditions affecting Americans, the demand for spinal care services continues to rise. Here’s an overview:

Prevalence of Spinal Conditions.

●	Chronic Back Pain: Management believes that nearly 80% of adults in the U.S. will experience back pain at some point in their lives and that chronic back pain is a leading cause of disability and a common reason for missed work and healthcare visits.

●	Spinal Disorders: Conditions such as herniated discs, degenerative disc disease, spinal stenosis, and scoliosis are prevalent. These conditions often require ongoing management, which may include physical therapy, chiropractic care, medication, and sometimes surgery.

Key Segments of the Industry.

●	Chiropractic Care: Chiropractors are primary care professionals who specialize in diagnosing and treating musculoskeletal disorders, particularly those involving the spine. Chiropractic care is widely accepted and used by millions of Americans for pain relief and spinal alignment.

●	Physical Therapy: Physical therapists play a crucial role in the rehabilitation and management of spinal conditions. They design and implement individualized treatment plans to improve mobility, reduce pain, and prevent further injury.

●	Spinal Surgery: For more severe spinal conditions, surgical intervention may be necessary. Advances in minimally invasive techniques and spinal implants have improved outcomes for clients requiring surgery.

●	Pain Management: Pain management clinics offer a range of services, including injections, medication management, and alternative therapies, to help clients manage chronic spinal pain.

Market Size and Growth.

●	Market Size: The U.S. spinal pain care market is substantial, with Future Market Insights estimating it at $8.03 billion in 2024, and projecting growth to $13.08 billion by 2034 (https://www.futuremarketinsights.com/reports/spine-pain-market).

●	Growth Drivers: The market is expected to grow due to an aging population, increased prevalence of chronic conditions, and advancements in treatment options. Additionally, greater awareness of spinal health and wellness is driving more people to seek early intervention and preventive care.

Challenges and Opportunities.

●	High Costs: Spinal care, especially surgical interventions, can be expensive. This presents a challenge for both clients and providers, particularly in managing costs while maintaining high-quality care.

●	Insurance and Reimbursement: Navigating insurance coverage and reimbursement for spinal care can be complex, impacting both access to care and financial sustainability for providers.

●	Opportunities for Growth: The industry has opportunities for growth through innovations in treatment, expanding access to care, and enhancing client experience. There is also potential for growth in preventive care and wellness-focused services.

Overall, the spinal care industry in the United States is a dynamic and evolving field, driven by the increasing need for effective management of spinal conditions and the continuous development of new technologies and treatment methods.

Our Competitive Strengths

We believe the following competitive strengths have contributed to our initial success and will position us for future growth:

Higher Price Point Model.

We offer a higher price point model that reflects our commitment to premium quality and advanced technology. This approach allows us to provide specialized, state-of-the-art care while maintaining a reputation for excellence. By focusing on high-end services and technology, we ensure that our clients receive the best possible treatment for their spinal health.

Price and Convenience.

Our pricing strategy, combined with our focus on non-acute care and our avoidance of insurance or Medicare reimbursement, allows us to offer a competitive alternative to traditional providers. While we maintain a higher price point, we ensure that our services reflect superior quality and advanced therapeutic techniques. Our clinics are not burdened by the operational and administrative costs associated with insurance claims, allowing us to pass on the benefits of our premium model to our clients.

Retail, Consumer-Driven Approach.

We aim to drive awareness of our brand by strategically locating our clinics at high-visibility retail centers and convenience points. Our strong, recognizable brand and targeted marketing initiatives are designed to attract clients and stimulate repeat visits. By positioning our clinics in accessible locations and using prominent signage, we ensure that our services are both convenient and easily recognizable.

Enhanced Scheduling and Client Experience.

We offer easy scheduling through a user-friendly website, allowing clients to manage their appointments, book, cancel, and reschedule with ease. This flexible scheduling system is designed to accommodate the busy lives of our clients and improve their overall experience. While appointments are not necessary, our efficient scheduling system ensures that clients can seamlessly manage their visits according to their personal convenience.

Focused Care with Minimal Administrative Burdens.

Our model minimizes administrative burdens associated with insurance processing, enabling our staff to concentrate on delivering high-quality care. By reducing time spent on administrative tasks, we enhance the client experience, allowing our staff to spend more time treating clients, establishing strong relationships, and educating them on the benefits of ongoing therapy.

By focusing on these strengths, we are confident in our ability to continue growing and delivering superior spinal care services.

Our Growth Strategy

Our growth strategy focuses on expanding our network of clinics. We plan to continue this expansion by identifying high-visibility, convenience-oriented locations that align with our branding strategy, which generally means clinics located in areas that have a minimum population of at least 50,000 residents within a 10-mile radius of the proposed new clinic location. Our goal is to build a national infrastructure that supports our presence in local markets, ultimately increasing brand awareness and driving client flow.

Development of company-owned clinics.

We will focus on the development of company-owned clinics as the principal strategy in our growth plan. We will open or purchase company-owned clinics that meet our criteria for demographics, site attractiveness, proximity to other clinics and additional suitability factors.

We believe that the direct control over company-owned and/or operated clinics will enable us to apply these operating standards even more effectively than franchised clinics. We intend to develop company-owned clinics in geographic clusters where we are able to increase efficiencies through a consolidated real estate penetration strategy, leverage cooperative advertisement and marketing and attain general corporate and administrative operating efficiencies.

While we cannot predict the availability for lease of desirable locations for company-owned clinics, nor the availability of suitable staff to staff our clinics, we believe that the application of a centralized process, driven by development, management, human resources and recruiting professionals, will enable us to develop and operate company-owned clinics with greater consistency than if we relied solely on growth through franchising,

Continue to improve margins and leverage infrastructure.

We believe our corporate infrastructure is positioned to support a clinic base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies across our operations and development and marketing organizations and further leverage our technology and existing support infrastructure. We believe we will be able control corporate costs over time to enhance margins as general and administrative expenses grow at a slower rate than our clinic base and revenues. We believe we can eventually introduce better and more visible professional marketing and client acquisition practices that will promote brand recognition and drive revenue increases at a faster pace than marketing costs will increase. At the clinic level, we expect to drive margins and labor efficiencies through continued revenue growth as our clinic base matures, and the average number of client visits increases. In addition, we will consider introducing selected and complementary branded products such as nutraceuticals or dietary supplements and related additional services.

Regulatory Environment

Federal, state and local regulation

We are subject to varied federal regulations affecting the operation of our business. We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our clinic service personnel are paid at rates related to the applicable minimum wage and increases in the minimum wage could increase our labor costs. We are continuing to assess the impact of recently adopted federal health care legislation on our health care benefit costs. Many of our smaller clinics will qualify for exemption from the mandatory requirement to provide health insurance benefits because of their small number of employees. The imposition of any requirement that we or our clinics provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits that we currently provide to our employees or that clinics may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act of 1990 and related federal and state statutes, which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify our clinics to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

We are subject to extensive and varied state and local government regulation affecting the operation of our business, including regulations relating to public and occupational health and safety, sanitation, and fire prevention. Each clinic is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, environmental, building and fire agencies in the jurisdiction in which the clinic is located. We require our clinics to operate in accordance with standards and procedures designed to comply with applicable codes and regulations. However, our inability to obtain or retain health or other licenses would adversely affect operations at the impacted clinic or clinics. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular clinic. In addition, in order to develop and construct our clinics, we need to comply with applicable zoning and land use regulations. Federal and state regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning and land use could delay or even prevent construction and increase development costs of new clinics.

Employees

From January 2024 to June 1, 2024, Medical Exercise Inc. Clinics employed a team of four part-time staff members. These employees collectively covered a 48-hour work week, ensuring that our initial North Palm Beach location operated smoothly and efficiently. Additionally, we had one salaried sales position focused on driving client engagement and managing local marketing efforts and one senior manager.

As of March 31, 2025, we currently have only our senior manager on staff as we transition out of our initial location and seek a new site. During this period, we are pausing our hiring to align our staffing needs with the new clinic location, ensuring that we can continue to deliver high-quality service once we reopen.

Facilities

Medical Exercise Inc. Clinics’ first location in North Palm Beach was fully staffed and operational from January 2024 to June 1, 2024. During this initial period, we focused on establishing our presence in the community and delivering high-quality care to our clients. Our clinic was designed to reflect our commitment to advanced spinal care and client satisfaction.

As part of our strategic growth plan, we have exited the sublease for this initial location. We are currently in the process of identifying and securing a new site that offers better visibility and higher traffic. Our objective is to relocate to a more prominent location of approximately 1,000 square feet facility, that will enhance our brand’s visibility, attract more clients, and better support our long-term growth goals. This move is a critical step in our strategy to expand our presence and optimize client access to our services.

Target Demographic

Medical Exercise Inc. Clinics target an older demographic, typically those aged 40 and above. As a boutique spinal health clinic, Medical Exercise Inc.’s Back Pain Clinics offers a unique experience focused on spinal health and wellness, without the typical features found in traditional clinics. The clinic has a welcoming, non-clinical atmosphere, providing a peaceful environment for clients to focus on their spinal health goals. This style of clinic is particularly appealing to older adults who are looking for a specialized spinal health experience that caters to their unique needs and preferences. With a focus on exercise, Medical Exercise Inc. Clinics provide a comfortable and welcoming space for older adults to improve their spinal health in a supportive and encouraging environment.

Medical Exercise Inc. Clinics may benefit from targeting an older demographic for several reasons:

●	Disposable Income: Older adults often have more disposable income compared to younger adults, making them more likely to afford boutique health services.

●	Health-conscious: As people age, they tend to become more health-conscious, which makes them more likely to prioritize health and seek out specialized health clinics that cater to their unique needs.

●	Stable Clientele: Older adults are often more likely to commit to a regular exercise routine and be more consistent in attending sessions. This means that they are likely to become more stable clients for the boutique spinal health clinic.

●	Specialized Health Needs: Older adults may have specific health needs or goals that require specialized programs. Medical Exercise Inc. Clinics may be more able to cater to these specific needs and offer a more personalized spinal health experience.

Sales and Marketing

We will seek to drive brand awareness through marketing initiatives that highlight the differentiated Medical Exercise Inc. Clinic experience. We will create a curated health experience that is driven by technology and supported by us and our community, which will drive a powerful brand with broad demographic appeal and a highly passionate client base. Below are representative examples of our proposed marketing efforts:

●	Social Media Marketing: We intend to leverage social media marketing—through Instagram, YouTube and Facebook—to engage with our existing clients and attract new clients. Across these platforms, existing and new clients will interact with us and each other by consuming content to be posted by us on our social media accounts and by sharing their own original content.

●	Influencer Marketing: Influencer marketing is a key method through which we will embed Medical Exercise Inc. Clinics in popular culture. We intend to establish relationships with other professional athletes and personalities to promote our products.

●	Earned Media: We will work with multiple public relations agencies in our key territories who will be responsible for driving Medical Exercise Inc. Clinics placements across media outlets. We will benefit from significant media enthusiasm around our brand.

●	Local Events: We will aim to boost brand awareness and foster a sense of community by producing and sponsoring local events in our key territories and Medical Exercise Inc. Clinics partnership events with a range of hospitality and likeminded health and wellness brands.

●	Marketing Partnerships: We will seek to establish and maintain marketing partnerships with leading brands through which our Clients gain access to exclusive products and services.

Additional brand marketing strategies potentially include television, outdoor billboard and campaigns in key markets.

Client Marketing

Our client marketing efforts, which will be conducted both prior to clinic opening and on an ongoing basis, will focus on targeting the acquisition of new clients and the retention of our existing clients through local social, search and experiential marketing. Our client marketing program will consist of the following:

●	Pre-Opening Client Marketing Campaigns: Such campaigns will be focus on building the clinic client base prior to opening. In these campaigns, our local clinic, marketing teams will drive awareness of, and excitement about, our brand through grassroots marketing outreach to influencers, businesses, charitable organizations and schools in the respective community.

●	Ongoing Client Marketing Programming: Such programing will be designed by us, available for a monthly fee and designed to generate and convert leads to new clients. We will seek to reach and engage with new target audiences using geographic and demographic targeting across social and digital media platforms.

●	One-on-One Marketing Support: In addition to the paid marketing programming, we will provide significant value to clinic managers by offering one-on-one marketing support that is specifically tailored to each clinic’s needs.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We will rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. Our standard form of employment agreement will include confidentiality provisions and invention or work product assignment provisions with our employees to control access to, and clarify ownership of, our proprietary information.

We intend to have a number of patents protecting our technology. We intend to register some of our copyrighted material and otherwise rely on legal and contractual protections of our copyrighted works that have been fixed in a tangible medium or otherwise qualify for copyright protection. Such copyrighted materials will not be material to our business.

Competition

The chiropractic industry is highly fragmented. According to First Research’s March 2014 report, the top 50 providers of chiropractic services in the United States generate less than ten percent of industry revenue. Our competitors include the approximately 36,000 independent chiropractic offices currently open throughout the United States, as well as certain multi-unit operators. Additionally, we face competition from traditional medical practices, out client clinics, physical therapists, massage therapists, and sellers of home-use devices designed to address back and joint discomfort.

Physical Therapists: Physical therapists represent a significant segment of our competition, particularly in the treatment of musculoskeletal issues. They offer a range of services, including exercise-based therapies and rehabilitation programs that can overlap with chiropractic care. Physical therapy often appeals to clients seeking comprehensive rehabilitation for injury recovery or chronic pain management, potentially diverting clients who might otherwise seek chiropractic services.

We believe the principal areas of competition in our industry include price, convenience, quality and consistency of services provided, comfort and accessibility of clinics, and reputation.

Research and Development

Medical Exercise Inc. is dedicated to continuous Research and Development (R&D) efforts to identify and develop innovative solutions within the health and fitness industry. We believe a holistic approach that integrates various elements is key to achieving sustainable and transformative results. Based on extensive market research, we are developing a groundbreaking fitness center concept that combines four crucial pillars into the MedEx System.

Our fitness centers could include the following:

Personalized Nutrition: We create customized dietary plans tailored to individual needs, goals, and lifestyle preferences.

Science-Based Exercise: High-intensity exercise programs designed for maximum benefit in minimal time commitment.

Ongoing Assessments: Regular monitoring of strength, flexibility, and overall wellness to ensure program evolution.

Expert Medical Support: Partnerships with qualified medical professionals to provide additional support and solutions for our proposed fitness business in the form of telemedicine and online pharmacy.

To gauge interest and market receptivity, we recently launched a website at www.medex.fitness. As part of our market validation strategy, this website showcases the concept, proposed services to be offered, and potential benefits for both clients and operators.

We do not intend to own and operate fitness centers directly. Our primary focus for fitness centers will initially be on licensing, and then ultimately franchising, our comprehensive system to independent operators. This allows for rapid expansion, scalability, and minimizes operational costs associated with managing physical locations.

To maintain cost efficiency, we have identified and held advanced discussions with leading China-based exercise equipment manufacturers. We plan to designate one or more as preferred suppliers. These suppliers will sell and ship equipment directly to fitness center locations, streamlining the process for operators and reducing overall costs.

Our R&D efforts are focused on continuously refining our concept and ensuring its effectiveness in delivering lasting results. By combining personalized nutrition, science-based exercise, ongoing assessments, and expert medical support, the MedEx System is uniquely positioned to revolutionize the fitness industry and provide immense value to both clients and operators. We are confident this innovative approach will capture market share and establish the Company as a leader in the health and wellness sector.

1A. Risk Factors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We have only commenced our business operations with our first clinic as of February 2024 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, our business may fail.

The Company was initially formed on September 21, 2023, and has only begun to commence operations with our first clinic, which took place in February 2024. We ceased operations in June 2024, with the intention of relocating to a higher traffic location. Therefore, the company has a relatively limited operating history. There can be no assurance at this time that the Company will operate profitably or that it will have adequate working capital to meet its obligations as they become due. The Company believes that its success at this stage will depend in large part on its ability to (i) Successfully raise capital in future private placement share offerings (ii) Establish and operate additional clinics that provide positive cash flow and present opportunities for value enhancement (iii) Manage daily operations of future acquisitions profitably, given all of the risks. The Company has incurred operating losses in the initial stages of its business which may continue into the foreseeable future. The Company may not be successful in addressing the aforementioned risks, which may have a substantial adverse effect upon the Company’s business.

Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly, and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the health and wellness industry make it difficult or impossible to predict future results of our operations. We may not develop a clinic business(s) that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenue since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion in connection with our audited financial statements.

We are in the development stage and have generated limited revenues since our inception on September 21, 2023. Since we are still in the early stages of developing our company and because of the lack of significant business operations as at March 31, 2025, our independent registered public accounting firm’s audit opinion includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we become fully operational with our first clinic, which we intend to reopen in the near future. Our primary source of funds to date has been the sale of our common stock and advances from our President, Matthew Degelman. If we cannot identify and develop profitable clinics in the near future, we will not be able to general any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s audit opinion on the financial statements for the period ended March 31, 2025.

No assurance of profitability

The health and wellness industry is very competitive and dependent upon the acceptance of the Company’s service offerings and the effectiveness of its marketing program to maintain and attract customers. There can be no assurance that our business plan will be successful or result in earning substantial revenues or profit or that investors will not lose their entire investment.

We will need additional capital for expansion, which may or may not be available.

We will need additional funds to reopen our first clinic and develop new clinics, including funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, and other expenditures.

In the future, we may seek additional equity or debt financing to provide funds so that we can develop additional clinics and/or to pay down debt.  Such financing may not be available or may not be available on satisfactory terms.  If financing is not available on satisfactory terms, we may be unable to realize our business expansion plans. While debt financing will enable us to add more clinics than we otherwise would be able to add, debt financing increases expenses and is limited as to availability due to our past financial results, and we must repay the debt regardless of our operating results.  Future equity financings will likely result in dilution to our stockholders, and that dilution could be significant.

We face risks associated with the planned future expansion of our operations.

Management has determined that the success of our business strategy depends on our ability to expand the number of our clinics on an ongoing basis.  Our success also depends on our ability to operate and successfully manage our daily operations. Our ability to expand successfully will depend upon a number of factors, including the following:

●	the availability and cost of suitable clinic locations for development;

●	the hiring, training, and retention of additional management and clinic personnel;

●	the availability of adequate financing;

●	the continued development and implementation of management information systems;

●	competitive factors; and,

●	general economic and business conditions.

Increased construction costs and delays resulting from governmental regulatory approvals, strikes, or work stoppages, adverse weather conditions, and various acts of God may also affect the opening of new clinics in the future.  Newly opened clinics may operate at a loss for a period following their initial opening.  The length of this period will depend upon a number of factors, including the time of the year the clinic is opened, the sales volume, and our ability to control costs.

We may not successfully achieve our expansion goals. Additional clinics that we develop may not be profitable. In addition, the opening of additional clinics in an existing market may have the effect of drawing customers from and reducing the sales volume of our existing clinics in those markets.

Failure to respond to change

If the Company fails to introduce new treatments and services in the clinics we may own and operate in the future and streamline its services to coincide with customer demand and preferences, customers may forego the use of the Company’s services and use those of competitors. To remain competitive, the Company must continue to enhance and improve its clinics’ products and services offerings. If competitors introduce new products and services, or if new industry standards and practices emerge, there is a risk that the company may not successfully adapt accordingly to meet customer shifting demands.

Our target market for our clinic business in which the Company intends to compete is intensely competitive.

We compete with a variety of established competitors in this market. These competitors may have longer operating histories, greater name recognition, established customer bases, and substantially greater financial, technical and marketing resources than the Company. The Company believes that the principal factors affecting competition in its proposed market include degree of name recognition (goodwill), ability to differentiate its product and service offerings, developing aesthetic and pleasing clinic interiors, maintaining a high level of customer service and customer satisfaction, and the ability to effectively respond to changing customer needs and preferences. Currently, there are no significant proprietary or other barriers of entry that could keep potential competitors from developing product and service offerings and providing competing services in the Company’s market.

There can be no assurance that the Company will be able to compete successfully in the future, or that future competition will not have a material adverse effect on the business, operating results and financial condition of the Company.

Potential for indebtedness

There is no assurance that the Company will not incur debt in the future, that it will have sufficient funds to repay its indebtedness or that the Company will not default on its debt, jeopardizing its business viability. Furthermore, the Company may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct its business.

Our assets may become impaired due to changing and adverse economic conditions.

Our assets may become impaired due to changing economic conditions. When we encounter a “triggering” event, decide to close a clinic, or perform a periodic review of our marginally performing locations in the future, we may have to record appropriate asset impairment charges if necessary.  The amount of impairment charges and the allocation of goodwill, if any, is based upon assessments of current and future economic conditions and their estimated impact on our ability to recover our investment in long-lived assets.  Even in strong economic conditions, there can be conditions or local situations that might require the recording of asset impairment charges.  In the future, we intend to perform periodic asset impairment tests and as a result, it is possible that we will record future asset impairment charges.

We anticipate that we may incur significant debt in the future, and we may be unable to meet the associated debt obligations over time.

We anticipate that we may incur significant indebtedness in the future in connection with our growth strategy. As of March 31, 2025, we had debt of $79,548 in the form of shareholders’ advances which is all current. However, in the process of financing future clinics, we may incur debt which may include financial covenants which may limit the amount we can further borrow. If we fail to meet any financial covenants, our lenders could call their loans immediately. There can be no assurance we will continuously meet these covenants in the future. We anticipate that the assets of all of the clinics which we may acquire in the future will be pledged directly or indirectly to secure our debt obligations.

Our future borrowings may involve substantial interest expense.

Our borrowings may result in interest expense that may restrict our ability to operate profitably and increase financial risk. Additionally, current interest rates are at historically low levels.  If interest rates were to increase, our interest costs would also increase, adding further risk and uncertainty. We must make these interest payments regardless of our operating results.

The Company’s success is substantially dependent on the performance of its executive officers and key employees.

The immediate loss of the services of any members of our senior management team, without a reasonable period of transition, could have a material adverse effect on our business. We do not maintain any life insurance on these senior executives. Given the Company’s early stage of development in the Clinic industry, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to attract, retain and motivate qualified personnel for such purposes, an inability to do so could materially adversely affect the Company’s ability to market, sell, and enhance its products and services. The loss of one or more of its employees or the Company’s inability to hire and retain other qualified employees could have a material adverse effect on the Company.

Uninsured losses

There is no assurance that the Company will not incur uninsured liabilities and losses as a result of the conduct of its proposed business. The Company plans to maintain comprehensive liability and property insurance at customary levels. The Company will also evaluate the availability and cost of business interruption insurance when necessary. However, should uninsured losses occur, the shareholders could lose their invested capital.

The Company may have liabilities to affiliated or unaffiliated lenders

These liabilities would represent fixed costs which would be required to be paid regardless of the level of profitability experienced by the Company. There is no assurance that the Company will be able to pay all of its liabilities. Furthermore, the Company is always subject to the risk of litigation from customers, employees, suppliers or others because of the nature of its business. Litigation could cause the Company to incur substantial expenses and, if cases are lost, judgments and awards could add to the Company’s costs.

Our Directors and Officers may not be able to devote sufficient time

Our Directors and Officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. As Directors of Medical Exercise Inc., the role of Mr. Matthew Degelman and Mr. Max Lemos is to ensure all private placement funding is conducted in accordance with all securities legislation; that all accounting functions are complete and accurate and prepared in a timely fashion; and, to ensure all Federal and State public filings are complete and accurate.

Because our Officers, Directors and Principal Shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our Officers and Directors and their affiliates, in the aggregate, beneficially own approximately 81% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our Officers, Directors and Principal Shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are currently authorized to issue up to 100,000,000 common shares, of which 12,327,000 are issued and outstanding at the time of this filing. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Risks Related to the Industry

Lack of Consumer Confidence

The health and wellness industry faces the daily risk that the quality of its product and service may not be 100% consistent and as a result customers may be lost. There can be no assurance that the Company will be able to consistently maintain customer confidence in its product services on a daily basis and entirely eliminate the risk of customer loss. If the Company’s efforts are unsuccessful, it could have a material adverse effect on the Company’s business, financial condition and the results of operations.

We face risks associated with changes in general economic and political conditions that affect consumer spending.

Adverse economic conditions and any related decrease in discretionary spending by our customers may have an adverse effect on our revenues and operating results. When the economy struggles, our customers may become more apprehensive about the economy and reduce their level of discretionary spending.  We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to seek treatment, thereby decreasing our revenues.

We face risks that affect the health and wellness industry in general.

A variety of factors over which we have no control may affect the ownership and operation of clinics.  These factors include adverse changes in national, regional, or local economic or market conditions; increased costs of labour or products; fuel, utility, and energy and other price increases; competitive factors; the number, density, and location of competitors; and changing demographics, traffic patterns, and consumer tastes, habits, and spending priorities.

Third parties may file lawsuits against us based on discrimination, personal injury, claims for injuries, or other claims.  Our business could be adversely affected by publicity about product quality, illness, injury, other health and safety concerns or operating issues at one clinic or a limited number of clinics operated under the same name, whether or not we actually own or manage the clinics in question.  We cannot predict any of these factors with any degree of certainty.  Any one or more of these factors could have a material adverse effect on our business.

Employees may file claims or lawsuits against us based on discrimination or wrongful termination or based upon their rights created by the state laws wherein we do business. These claims or lawsuits could result in unfavourable publicity and could have a material adverse effect on our business.

We face rising insurance costs.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance, and directors and officers’ liability insurance) has risen significantly in the past few years and is expected to continue to increase in 2025.  We may be unable to make the improvements in our operations to mitigate the effects of increased frequency and higher costs.

We face intense competition.

The health and wellness industry in general is highly competitive with respect to price, service, and product type and quality.  Clinic operators also compete for attractive clinic sites and qualified clinic personnel and managers.  Our clinics will compete with a large number of other clinics, including national and regional clinic chains and franchised clinic systems, as well as with locally owned, independent clinics.  Many of our competitors have greater financial resources, more experience, and longer operating histories than we possess.

We face risks associated with government regulation.

While we are not a medical, physical therapy or chiropractic provider that require special licenses, the health and wellness industry is subject to general licensing and regulation by the state and local departments and bureaus of, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the clinics are located.  Primarily, the company must comply with very stringent health regulations designed to protect the public or its ability to operate will be restricted. Some jurisdictions may impose restrictions, licensing requirements, or prohibitions on the company’s products and services.  In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new clinics.  Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of clinics.

Various Federal, State, and local laws affect our business.  The development and operation of clinics depend to a significant extent on the selection and acquisition of suitable sites.  These sites are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies.  City ordinances or other regulations, or the application of such ordinances or regulations, could impair our ability to construct clinics in desired locations and could result in costly delays.

The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on our business.  In addition, an increase in the minimum wage rate, employee benefit costs, costs of installing fixtures or accommodations for handicapped individuals or other costs associated with employees could adversely affect our business.  We also are subject laws and regulations that, among other things, may require us to install certain fixtures or accommodations in new clinics or to renovate existing clinics to meet federally mandated requirements.

At present, the Company does not anticipate that any potential restrictions or licensing requirements in its target markets will hinder its ability to operate successfully. However, no assurance can be made that in the future new restrictions, prohibitions or licensing requirements will not arise which would materially adversely affect the Company’s business, operating results, and financial condition of the Company.

Litigation could have a material adverse effect on our business.

Litigation is common in the health and wellness industry. We may from time to time be the subject of complaints or litigation from clients alleging treatment related illness, injury, or other product quality, health, or operational concerns.  We may be adversely affected by publicity resulting from such allegations regardless of whether such allegations are valid or whether we are liable.  We are also subject to complaints or allegations from former or prospective employees from time to time.  A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to apply to have our common stock quoted on the OTC Markets OTCQB. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Markets OTCQB or, if traded, that a public market will materialize. If our common stock is not quoted on the OTC Markets OTCQB or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of heir investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit the development of a liquid public market for our stock and may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we develop a public market for our shares, our shares would be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. These additional requirements may have the effect of limiting the development of a public trading market, reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect our ability to develop a public trading market for our shares and may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and may limit the marketability of our common stock.

FINRA Rule 2111 suitability requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted Rule 2111 that require that in recommending an investment to a customer, a broker-dealer must have a reasonable basis for believing that the investment is suitable for that customer.

Legal and Regulatory Risks

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information and personal health information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and could materially adversely affect our business, financial condition and results of operations.

Our digital platforms will receive, process, transmit and store personal health information relating to identifiable individuals. Consumer demand for personalized experiences, through mobile applications, and our strategy to focus on digital health solutions for our products may increase the volume of identifiable individual information we receive on our platforms and through our products. We will also receive, process, transmit and store information relating to identifiable individuals in our capacity as an employer. As a result, we may be subject to United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect both individually identifiable information and personal health information, including HIPAA and its regulations, and the GDPR. The GDPR includes, and a growing number of legislative and regulatory bodies elsewhere in the world have adopted, consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. These breach notification laws continue to evolve and include jurisdiction-specific obligations. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises personal data.

These and other related laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavourable publicity, restrictions on our ability to obtain and process information and allegations by our customers and consumers that we have not performed our contractual obligations, any of which could materially adversely affect our business, financial condition and results of operations.

Trademark infringement, patent infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could become a plaintiff or defendant in litigation involving trademark or patent infringement claims. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management, regardless of the claim’s merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation or related matters.

We may not be able to successfully acquire intellectual property rights, protect existing rights, or potentially prevent others from claiming that we have violated their proprietary rights. We could incur substantial costs in defending against such claims even if they are without basis, and we could become subject to judgments or settlements requiring us to pay substantial damages, royalties or other charges.

We could be subject to periodic litigation, product liability risk and other regulatory proceedings, which could result in unexpected expense of time and resources.

From time to time, we may be a defendant in lawsuits and regulatory actions relating to our business or the former operations. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavourable outcome could have a material adverse effect on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and may result in substantial legal costs

Our business is exposed to potential false advertising and other related claims, which could adversely affect our financial condition and performance.

The nature of our business involves a risk of exposure under U.S. (both federal and state) laws and regulations related to false advertising. A false advertising claim or related judgment against us could result in substantial and unexpected expenditures, affect consumer or customer confidence in our products and services, and divert management’s time and attention from other responsibilities. Although we intend to maintain product and general liability insurance, there can be no assurance that the type or level of coverage we have is adequate (or will apply to the claim at hand) or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A false advertising or other judgment against us and related negative publicity could have a material adverse effect on our reputation, results of operations and financial condition.

Government regulatory actions could disrupt our marketing efforts and product sales.

U.S. federal, state and local governmental authorities, including the Federal Trade Commission, the Consumer Product Safety Commission, and the Consumer Financial Protection Bureau, regulate our product and marketing efforts. Our revenue and profitability could be significantly harmed if any of these authorities commence a regulatory enforcement action that interrupts our marketing efforts, results in a product recall or negative publicity, or requires changes in product design or marketing materials.

Failure or inability to protect our intellectual property could significantly harm our competitive position.

Protecting our intellectual property is and will be an essential factor in maintaining our competitive position in the health industry. Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. Many factors bear upon the exclusive ownership and right to exploit intellectual properties, including, without limitation, prior rights of third parties and non-use and/or nonenforcement by us and/or related entities. While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated. We cannot be sure that our intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to compete successfully within the marketplace for our products. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. If we do not, or are unable to, adequately protect our intellectual property, then we may face difficulty in differentiating our products from those of our competitors and our business, operating results and financial condition may be adversely affected.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our financial statements includes an explanatory paragraph that substantial doubt exists as to whether we can continue as an ongoing business. Since our Officers may be unwilling or unable to loan or advance additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plans. You may be investing in a Company that will not have the funds necessary to continue to deploy its business strategies. See “Audited Financial Statements – Report of Independent Registered Accounting Firm.”

As the Company has substantial doubt as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors.

We are a development stage company. the company anticipates operating expenses will increase, and we may never achieve profitability.

The Company anticipates increases in its operating expenses, without realizing increased revenues. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) start-up costs, (ii) website development, (iii) advertising, (iv) legal and accounting fees at various stages of operation, (v) hiring employees.

In funding its planned expansion as well as the design and development of its website and marketing program, the Company will incur significant financial losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our marketing program will be successful or that we will be able to grow the business of Medical Exercise Inc. If we are unable to address these risks, there is a high probability that our business will fail, which will result in the loss of your entire investment.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

Our current operating funds are not adequate for corporate existence over the next twelve months. We will require significant capital over the next twelve months, for the implementation of our marketing program. If we are not successful in maintaining and growing the business, we may require additional financing to sustain business operations. The Company’s cash balance as of March 31, 2024, and March 31, 2025, was $10,657 and $450 respectively. We will require additional financing in order to maintain its corporate existence and to implement our business plans and strategy. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

DESCRIPTION OF PROPERTY We do not own any real estate or other properties. The Company’s principal executive offices are located at 11951 US-1, Suite 105, North Palm Beach, Florida, 33408 and our registered office is located at 7901 4th St N, Suite 300, St. Petersburg, Florida, 33702. Our telephone number is (561) 772-3853.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our Directors, Officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 27, 2025, the Company had sixty-two (62) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the “Summary Statements of Operations Data” and our financial statements and the notes to those statements appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to several factors, including those discussed below and elsewhere in this annual report particularly on page 9 entitled “Risk Factors”.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as at March 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty.

For us to eliminate substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements. Our management’s plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of our products and services. There can be no assurance, however, that we will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and may have to cease operations.

Results of Operations

Periods Ended March 31, 2024, and March 31, 2025.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this prospectus.

Revenues for the period of September 21, 2023, to March 31, 2024, was $2,805. Revenues for the year ended March 31, 2025, was $1,294. The change in revenues was primarily due to decreased operating activity during the period.

Cost of revenues for the period of September 21, 2023, to March 31, 2024, was $830. Cost of revenues for the year ended March 31, 2025, was $445. The change in cost of revenues was primarily due to decreased operating activity during the period.

Compensation expense for the period of September 21, 2023, to March 31, 2024, was $29,599. Compensation expense for the year ended March 31, 2025, was $133,574. The change in compensation expense was primarily due to increased management salaries and Directors’ fees during the period.

Advertising expense for the period of September 21, 2023, to March 31, 2024, was $19,619. Advertising expense for the year ended March 31, 2025, was $7,087. The change in advertising expense was primarily due to decreased operating activity during the period.

Depreciation and amortization expense for the period of September 21, 2023, to March 31, 2024, was $2,205. Depreciation and amortization expense for the year ended March 31, 2025, was $11,492.

Impairment of property and equipment expense for the period of September 21, 2023, to March 31, 2024, was $47,772. Impairment of property and equipment expense for the year ended March 31, 2025, was $3,799. The change in impairment of property and equipment expense was primarily due to initial impairment expenses incurred during the year ended March 31, 2024.

Selling, general and administrative expenses for the period of September 21, 2023, to March 31, 2024, was $50,794. Selling, general and administrative expenses for the year ended March 31, 2025, was $176,271. The change in selling, general and administrative expenses was primarily due to increased accounting and audit expenses incurred during the year ended March 31, 2025.

Gain on sale of property and equipment for the period of September 21, 2023, to March 31, 2024, was $0. Gain on sale of property and equipment for the year ended March 31, 2025, was $389. The change in gain on sale of property and equipment was primarily due to the sale of equipment incurred during the period ended March 31, 2025.

Total operating expenses for the period of September 21, 2023, to March 31, 2024, was $149,989. Total operating expenses for the year ended March 31, 2025, was $332,223. The change in total operating expenses was primarily due to increased management salaries and Directors’ fees during the period.

Net loss for the period of September 21, 2023, to March 31, 2024, was ($148,014). Net loss for the year ended March 31, 2025, was ($330,985). The change in net loss was primarily due to increased management salaries and Directors’ fees during the period.

Capital Resources and Liquidity

For the period from September 21, 2023, to March 31, 2024, cash used by operating activities was $70,081. For the year ended March 31, 2025, cash used by operating activities was $191,027. The change in cash used by operating activities was primarily due to increased operating activity during the period.

Net cash used in investing activities for the period from September 21, 2023, to March 31, 2024, was $16,205. Net cash used in investing activities for the year ended March 31, 2025, was $5,685. The change in cash provided by investing activities is due primarily to a decrease in the purchase of equipment.

Net cash provided by financing activities for the period from September 21, 2023, to March 31, 2024, was $96,943. Cash provided by financing activities for the year ended March 31, 2025, was $186,505. The change in cash provided by financing activities is due primarily to proceeds received from the issuance of common stock and advances from Matthew Degelman, President.

As at March 31, 2024, we had $10,657 in cash. As at March 31, 2025, we had $450 in cash.

As at March 31, 2024, we had $72,114 in property and equipment, net. As at March 31, 2025, we had $59,903 in property and equipment, net. The change in property and equipment, net was primarily due to depreciation expense.

As at March 31, 2024, we had $1,914 in intangible assets, net. As at March 31, 2025, we had $4,908 in intangible assets, net. The change in intangible assets, net was primarily due to the costs associated with the Company’s website.

As at March 31, 2024, we had $17,831 in accounts payable and accrued expenses. As at March 31, 2025, we had $46,358 in accounts payable and accrued expenses. The change in accounts payable and accrued expenses was primarily due to increased accounts payable due for accounting and audit services.

As at March 31, 2024, we had $109,043 in advances payable – related party. As at March 31, 2025, we had $79,548 of advances payable – related party. The change in advances payable – related party was primarily due to increased loans from Matthew Degelman, President, and a reduction of $200,000 of advances payable to Matthew Degelman, President, to pay a subscription received for common stock.

As at March 31, 2024, we had $6,973 in contract liabilities. As at March 31, 2025, we had $5,929 in contract liabilities. The contract liabilities represents deferred revenues which are payments received from customers before the services were provided. The change in contract liabilities was primarily due to decreased operating activity during the period.

As at March 31, 2024, we had $2,468 in deferred rent. As at March 31, 2025, we had $0 in deferred rent. The change in deferred rent was primarily due to the lease being terminated.

As at March 31, 2024, we had $684 in sales tax payable. As at March 31, 2025, we had $725 in sales tax payable. The change in sales tax payable was primarily due to delays in paying sales tax payables.

Off Balance Sheet Arrangements

None

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Our independent registered public accounting firm is Salberg & Company, P.A. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures.

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation he concluded that the registrant’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act due to the material weaknesses disclosed below.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of March 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2025, and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons.

All Directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The Officers of our company are appointed by our board of Directors and hold office until their death, resignation or removal from office. Our Directors and executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Matthew Degelman	President, Secretary, Treasurer and Director	29	September 21, 2023
Max Lemos	Vice-President and Director	50	May 31, 2024

Business Experience

The following is a brief account of the education and business experience of each Director and Executive Officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which her was employed.

●	Matthew Degelman President, Secretary, Treasurer and Director

Mr. Degelman, 29, has been our President and a Director since inception of the corporation in 2023. From 2022 to 2023, Mr. Degelman was President and Director of MedX Fit Tech Inc. From 2014 to 2020, Mr. Degelman held various management positions at Degelman Industries in Regina, Canada.

Mr. Degelman holds a Bachelor of Administration degree from the University of Regina, Canada.

●	Max Lemos Vice President and Director

Mr. Lemos, 50, has been our Vice President since the inception of the corporation and a Director since May 2024. From 2005 to 2022, Mr. Lemos was Development Agent for Subway in Brazil. From 2023 to present, Mr. Lemos is a Subway Clinic multi-unit operator in the State of Rio de Janeiro, Brazil. From 2000 to 2003, Mr. Lemos was a Project Manager for a leading commercial construction company in Brazil.

Mr. Lemos holds a Bachelor of Science degree in Architecture and a Bachelor of Urban Planning degree from the University of Santa Ursula in Rio de Janeiro, Brazil.

Committees of the Board

We do not have a separate audit committee at this time. Our entire board of Directors acts as our audit committee.

Item 11. Executive Compensation.

Medical Exercise Inc. has made no provisions for paying cash or non-cash compensation to either of its two Officers and Directors. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named Executive Officers and Directors for all services rendered in all capacities to us for their appointment for the period ended March 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Degelman – President, Secretary, Treasurer,	2024	-	-	-	-	-	-	-	-
and Director	2025	-	-	$100,000	-	-	-	12,000	112,000

Max Lemos – Vice-President	2024	-	-	-	-	-	-	-	-
and Director	2025	-	-	-	-	-	-	3,000	3,000

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our Officers and Directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2025 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our Directors, nominees for Director and named Executive Officers; and (3) all Directors and Executive Officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 7901 4th St N, Suite 300, St Petersburg, Florida, 33702.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Matthew Degelman	Common Stock	9,000,000	Direct	73.0%
Max Lemos	Common Stock	1,000,000	Direct	8.1%
Directors and Executive Officers (2-as a group)	Common Stock	10,000,000		81.1%

(1)	Based on 12,327,000 shares of our common stock outstanding as of the date hereof.

Description of Common Stock

We are currently authorized to issue up to 100,000,000 shares of capital stock consisting of: 100,000,000 shares of common stock, no par value. As of March 31, 2025, 12,327,000 shares of common stock were issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated, we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Degelman and Mr. Lemos anticipate devoting at a minimum of fifty percent of their available time to the Company’s affairs. The amounts of compensation and other terms of any full-time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. for the years ended March 31:

	2025	2024
Audit Fees	$65,000	$32,000
Audit Related Fees	$15,000	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$80,000	$32,000

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

2.	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3.	Exhibits:

INDEX TO EXHIBITS

Exhibit No.	Document Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.0	Description of Securities

23.1*	Consent of Salberg & Company, PA

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously Filed

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Exercise Inc.

July 14, 2025	By:	/s/ Matthew Degelman
Matthew Degelman
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Degelman	President	July 14, 2025
Matthew Degelman	(Principal Executive Officer and Principal Accounting Officer)

/s/ Max Magalhaes Lemos	Vice-President	July 14, 2025
Max Magalhaes Lemos

MEDICAL EXERCISE INC.

FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB #106)	F-2

Balance Sheets as of March 31, 2025 and 2024	F-3

Statements of Operations for the Year Ended March 31, 2025 and for the Period From September 21, 2023 (Inception) Through March 31, 2024	F-4

Statements of Changes in Stockholders’ Deficit for the Year Ended March 31, 2025 and for the Period From September 21, 2023 (Inception) Through March 31, 2024	F-5

Statements of Cash Flows for the Year Ended March 31, 2025 and for the Period From September 21, 2023 (Inception) Through March 31, 2024	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Medical Exercise, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medical Exercise, Inc. (the “Company”) as of March 31, 2025 and 2024, the related statement of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and cash used in operations of $330,985 and $191,027 for the period ended March 31, 2025, and a working capital deficit, accumulated deficit, and stockholders’ deficit of $132,110, $478,999 and $67,299 respectively, at March 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024

Boca Raton, Florida

July 14, 2025

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

MEDICAL EXERCISE INC.

BALANCE SHEETS

	March 31,
	2025	2024

Assets

Current assets:
Cash	$450	$10,657
Total current assets	450	10,657

Property and equipment, net	59,903	72,114
Intangible assets, net	4,908	1,914
Total assets	$65,261	$84,685

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$46,358	$17,831
Advances payable - related party	79,548	109,043
Contract liabilities	5,929	6,973
Deferred rent - related party	-	2,468
Sales tax payable	725	684
Total current liabilities	132,560	136,999

Commitments and contingencies - See Note 7

Stockholders’ deficit:

Common stock, no par value; 100,000,000 shares authorized; 12,222,000 and 12,062,000 shares issued and outstanding, respectively	412,200	96,200
Subscription receivable (5,000 shares)	(500)	(500)
Accumulated deficit	(478,999)	(148,014)
Total stockholders’ deficit	(67,299)	(52,314)
Total liabilities and stockholders’ deficit	$65,261	$84,685

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF OPERATIONS

		For the
		Period from
		September 21,
		2023
	For the	(Inception)
	Year Ended	Through
	March 31,	March 31,
	2025	2024

Revenues	$1,294	$2,805

Cost of revenues	445	830

Operating profit	849	1,975

Operating expenses:
Compensation expense	133,574	29,599
Advertising	7,087	19,619
Depreciation and amortization	11,492	2,205
Impairment of property and equipment	3,799	47,772
Selling, general and administrative expenses	176,271	50,794
Total operating expenses	332,223	149,989

Loss from operations	(331,374)	(148,014)

Other income (expense):
Gain on sale of property and equipment	389	-
Total other income, net	389	-

Net loss before income taxes	(330,985)	(148,014)

Provision for income taxes	-	-

Net loss	$(330,985)	$(148,014)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	12,187,151	11,791,766

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2025 AND

FOR THE PERIOD FROM SEPTEMBER 21, 2023 (INCEPTION) THROUGH MARCH 31, 2024

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - September 21, 2023 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders for equipment	11,700,000	60,000	-	-	60,000
					-
Common shares issued for cash	362,000	36,200	(500)	-	35,700
					-
Net loss	-	-	-	(148,014)	(148,014)

Balance - March 31, 2024	12,062,000	$96,200	$(500)	$(148,014)	$(52,314)

Subscription receivable received	-	-	500	-	500
					-
Common shares issued to related party for compensation and to reduce advances payable - related party	3,000,000	300,000	-	-	300,000

Common shares contributed back to company	(3,000,000)	-	-	-	-

Common shares issued for cash	160,000	16,000	(500)	-	15,500
					-
Net loss	-	-	-	(330,985)	(330,985)

Balance - March 31, 2025	12,222,000	$412,200	$(500)	$(478,999)	$(67,299)

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CASH FLOWS

		For the
		Period from
		September 21,
		2023
	For the	(Inception)
	Year Ended	Through
	March 31,	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(330,985)	$(148,014)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	11,492	2,205
Impairment of property and equipment	3,799	47,772
Gain on sale of property and equipment	(389)	-
Share-based compensation	100,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	28,527	17,831
Contract liabilities	(1,044)	6,973
Deferred rent	(2,468)	2,468
Sales tax payable	41	684
Net cash used in operating activities	(191,027)	(70,081)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,869)	(14,255)
Proceeds from sale of property and equipment	3,300	-
Purchases of intangible assets	(5,116)	(1,950)
Net cash used in investing activities	(5,685)	(16,205)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	15,500	35,700
Proceeds from related party advances	170,505	65,308
Repayments of related party advances	-	(4,065)
Proceeds from subscription receivable	500	-
Net cash provided by financing activities	186,505	96,943

Net increase (decrease) in cash	(10,207)	10,657

Cash at beginning of year	10,657	-

Cash at end of year	$450	$10,657

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common shares issued to reduce advances payable to related party	$200,000	$-
Common shares issued to founders for equipment	$-	$60,000
Property and equipment acquired by payment made by related party	$-	$47,800

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

NOTE 1 — NATURE OF OPERATIONS

Overview

Medical Exercise Inc. (the “Company”) is a provider of physical therapy services for individuals suffering from back or neck pain. The Company offered its services in one location until providing notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice termination of the lease, the Company began the search for another location for its operations. The Company is exploring options in Ft. Lauderdale, Florida.

The Company’s fiscal year end is March 31. The Company, having originally incorporated as MedX Back Pain Clinics Inc on September 21, 2023, changed its name to Medical Exercise Inc. on November 5, 2024.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2025, the Company had cash of $450 and a working capital deficit (current liabilities in excess of current assets) of $132,110. During the year ended March 31, 2025, the net loss was $330,985 and net cash used in operating activities was $191,027. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the year ended March 31, 2025, the Company received proceeds of $15,500 from the issuance of common shares and advances of $170,505, net of repayments, from a related party.

The Company has experienced net losses and negative cash flows from operations since inception. The Company’s ability to continue its operations is dependent upon its ability to obtain additional capital through public or private equity offerings, debt financings or other sources; however, financing may not be available to the Company on acceptable terms, or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy, and the Company may be forced to curtail or cease operations.

Management’s plans regarding these matters encompass the following actions: 1) obtain funding from new investors from a combination of debt and equity offerings in order to alleviate the Company’s working capital deficiency and 2) implement its business plan to increase revenues. The Company’s continued existence is dependent upon its ability to obtain additional funding sources and to develop profitable operations. However, the outcome of management’s plans cannot be determined with any degree of certainty.

Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for one year from the date the financial statements are issued. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As of the date of this report, the Company has terminated its operating lease and is currently looking for a new space. If the lack of a place to operate continues, this may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, ability to raise capital and capital resources.

NOTE 3 — ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements include the valuation of property and equipment, depreciable lives of property and equipment, cost basis of non-monetary transactions with shareholders, valuation of stock-based compensation and the valuation allowance on deferred tax assets. Actual results may differ from these estimates.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The estimated fair value of certain financial instruments, including accrued expenses, contract liabilities, deferred rent and sales tax payable are carried at historical cost basis, which approximates their fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2025 and 2024. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. At March 31, 2025, the uninsured balance amounted to $0.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Property and Equipment

Property and equipment consists of machinery and equipment and leasehold improvements and is recorded at cost. Repairs and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method, or, in the case of leasehold improvements, the lease term, if shorter. The estimated useful life for machinery and equipment is 5-10 years and 50 months for leasehold improvements.

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

Intangible Assets

Intangible assets with finite useful lives include website costs and are amortized on a straight-line basis over their estimated useful life of three (3) years. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its statements of operations and include accrued interest and penalties within “accrued liabilities” in its balance sheets, if applicable. For the year ended March 31, 2025, no income tax related interest or penalties were assessed or recorded.

Revenue Recognition and Contract Liabilities

The Company follows Accounting Standards Codification 606 (“ASC 606”). ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

Revenues consist of fees derived from individuals that receive treatment services on the Company’s MedX medical equipment for back and neck pain. The physical therapy services are provided immediately and/or over a period of time in the form of a treatment package (e.g., 6 to 12 treatments). Revenues for individual treatments are recognized on the day the service was provided.

The Company also offers treatment packages (which include a various number of treatments) for which a down payment is required in addition to future payments from the customer. At all times, the cash collected from a particular customer is at least equal to the services provided to date for that customer. Contract liabilities represent the amount of fees received in excess of the portion recognized as revenue and are included in current liabilities in the accompanying balance sheet. Contract liabilities shall be recognized in future revenues as the treatments are provided on a pro rata basis over the respective number of total treatments sold to a particular customer.

No revenues were recognized after the Company closed its one location on June 30, 2024.

Cost of Revenues

Cost of revenues includes the costs for technicians to supervise usage of the Company’s medical equipment by individuals for treatment of their neck and back pain by which the Company generates revenues.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $7,087 and $19,619 for the year ended March 31, 2025 and for the period from September 21, 2023 (inception) through March 31, 2024, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date fair value of the award and is expensed over the requisite service period. For stock-based awards to employees, non-employees and directors, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option pricing model, which includes variables such as the expected volatility of the Company’s share price, the exercise behavior of its grantees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. In the case of awards with multiple vesting periods, the Company has elected to use the graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award as if the award was, in substance, multiple awards.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606.

Under Topic 842, operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company may utilize an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

Leases having a term of one year or less are considered short-term leases. For short-term leases, the Company has elected to not apply the recognition requirements for ROU assets and the related lease liabilities. Short-term leases are recognized on a straight-line basis over the lease term.

Net Loss per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Shares issued during the year are weighted for the portion of the year that they were outstanding. Except when the effect would be anti-dilutive, diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.

The computation of basic and diluted income (loss) per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

There were no potentially dilutive securities outstanding during the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 became effective for the Company on April 1, 2024. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. ASU 2016-13 became effective for the Company on April 1, 2023. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — PROPERTY AND EQUIPMENT

On September 23, 2023, the Company issued 11,700,000 shares of common stock to a related party to acquire equipment including two lumbar machines having an aggregate value of $60,000 (See Note 8 and Note 11).

During the period from September 21, 2013 (inception) through March 31, 2024, the Company’s Chief Executive Officer paid $47,800 on behalf of the Company to acquire equipment. (See Note 6 and Note 11).

On May 30, 2024, the Company provided notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice termination of the lease, the Company began the search for another location for its operations. Due to the Company’s termination of its operating lease subsequent to the March 31, 2024 balance sheet date, but prior to the issuance of its fiscal 2024 financial statements, the Company reviewed its property and equipment, on an individual asset basis, for potential impairment as of March 31, 2024. As a result, the Company recognized aggregate impairment expense of $47,772, due to certain long-lived assets having a fair value less than their carrying value, for the period from September 21, 2023 (inception) through March 31, 2024. For those assets for which an impairment was recognized, the asset was written down to its fair market value, the accumulated depreciation was eliminated, and the adjusted carrying amount shall be its new cost basis, which shall be depreciated over the remaining useful life of that asset. During the year ended March 31, 2025, an additional impairment expense of $3,799 was recognized for capitalized costs associated with property and equipment that had been impaired in fiscal 2024.

Property and equipment and related accumulated depreciation are summarized in the table below:

	March 31,
	2025	2024
Machinery and equipment	$69,364	$72,664
Leassehold improvements	-	169
Less: accumulated depreciation	(9,461)	(719)
Property and equipment, net	$59,903	$72,114

Depreciation expense was $9,370 and $2,169 for the year ended March 31, 2025 and for the period from September 21, 2023 (inception) through March 31, 2024, respectively.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization are summarized in the table below:

	March 31,
	2025	2024
Website	$7,066	$1,950
Less: accumulated amortization	(2,158)	(36)
Website, net	$4,908	$1,914

Website
Beginning balance at September 21, 2023	$-
Add: Additions	1,950
Less: Amortization	(36)
Less: Impairments	-
Carrying value at March 31, 2024	1,914
Add: Additions	5,116
Less: Amortization	(2,122)
Less: Impairments	-
Carrying value at March 31, 2024	$4,908

Amortization expense was $2,122 and $36 for the year ended March 31, 2025 and for the period from September 21, 2023 (inception) through March 31, 2024, respectively.

Estimated future amortization expense for intangible assets is as follows.

Fiscal year
2026	$2,355
2027	2,319
2028	234
Total	$4,908

NOTE 6 — ADVANCES – RELATED PARTY

During the period from September 21, 2013 (inception) through March 31, 2024, the Company received advances of $65,308 from and made repayments of $4,065 to the Company’s Chief Executive Officer. In addition, the officer paid $47,800 on behalf of the Company to acquire equipment (See Note 4).

During the year ended March 31, 2025, the Company received advances of $170,505 from the Company’s Chief Executive Officer. On May 29, 2024, the Company issued 3,000,000 shares of common stock to the Chief Executive Officer in exchange for $300,000, or $0.10 per share, as follows: (i) a $100,000 reduction of the advances payable to the officer; and (ii) a subscription receivable of $200,000. On December 31, 2024, the outstanding $200,000 subscription receivable from the officer was satisfied as follows: (i) a $100,000 reduction of the advances payable to the officer; and (ii) compensation expense of $100,000 to the officer for the calendar year ended December 31, 2024 (See Note 8).

The advances are unsecured, non-interest bearing and due on demand and, therefore, no interest expense has been recognized or is due. As of March 31, 2025 and 2024, the balance due to the related party was $79,548 and $109,043, respectively, all of which is included in current liabilities (See Note 11).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Office Lease

On November 1, 2023, the Company entered into a 54-month operating lease with a related party founder for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 11). The Company adopted ASC Topic 842, Leases upon inception of the lease. Since both parties (the lessor and the lessee) had the right to terminate the lease with 30 days’ notice, an evaluation was performed whether that termination provision impacts the lease term. According to ASC 842, if both parties can terminate the lease without penalty with 30 days’ notice, then the lease term is effectively only the non-cancelable period, which in this case is 30 days. The lease term would not include the full contractual period since both parties have the mutual right to terminate the lease at any time with minimal notice. Accordingly, the Company’s operating lease is treated as a month-to-month lease. On May 30, 2024, the Company provided notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice termination of the lease, the Company began the search for another location for its operations.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

On June 6, 2024, the Company entered into a month-to-month lease for warehouse space in Ocala, Florida.

Rental expense of $6,749 and $6,548 for the year ended March 31, 2025 and for the period from September 21, 2023 (inception) through March 31, 2024, respectively, is included in selling, general and administrative expenses on the accompanying statement of operations.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations and there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

On September 23, 2023, the Company issued 11,700,000 shares of common stock to a related party to acquire equipment including two lumbar machines having an aggregate value of $60,000 (See Note 4 and Note 11). In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5G, the equipment was recorded at its original cost basis to the transferor of $60,000.

From November 7, 2023 through December 30, 2023, the Company sold an aggregate of 362,000 shares of common stock for aggregate proceeds of $36,200, or $0.10 per share, resulting in net proceeds of $35,700 and a subscription receivable of $500.

On May 29, 2024, the Company issued 3,000,000 shares of common stock to its Chief Executive Officer in exchange for $300,000, or $0.10 per share, as follows: (i) a $100,000 reduction of the advances payable to the officer; and (ii) a subscription receivable of $200,000. On December 31, 2024, the outstanding $200,000 subscription receivable from the officer was satisfied as follows: (i) a $100,000 reduction of the advances payable to the officer; and (ii) compensation expense of $100,000 to the officer for the calendar year ended December 31, 2024 (See Note 6).

On May 31, 2024, the Company approved the return of 3,000,000 shares of common stock from a significant stockholder.

From June 26, 2024 through August 31, 2024, the Company sold an aggregate of 160,000 shares of common stock for an aggregate amount of $16,000, or $0.10 per share. As of March 31, 2025, net proceeds of $15,500 were received and a subscription receivable of $500 was outstanding.

NOTE 9 — INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following United States federal and state components:

		For the
		Period from
		September 21,
		2023
	For the	(Inception)
	Year Ended	Through
	March 31, 2025	March 31, 2024
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	(69,325)	(30,661)
State	(14,343)	(6,344)
	(83,668)	(37,005)
Change in valuation allowance	83,668	37,005
Income tax provision (benefit)	$-	$-

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

The deferred tax expense (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amounts of temporary differences, net operating loss carryforwards and changes in tax rates during the year. The Company’s deferred tax assets and liabilities are comprised of the following:

	March 31, 2025	March 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$121,808	$30,003
Fixed assets and intangible assets	-	6,376
Deferred rent	-	626
Total deferred tax assets	121,808	37,005

Deferred tax liabilities:
Fixed assets and intangible assets	(1,135)	-
Total deferred tax liabilities	(1,135)	-

Valuation allowance	(120,673)	(37,005)

Total deferred tax assets (liabilities)	$-	$-

As of March 31, 2025, the Company had U.S. federal net operating loss carryforwards of $480,602, all of which do not expire and are limited to 80% of taxable income in the year utilized. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by Section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular year.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code or might be eliminated.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The Company’s tax years generally remain open to examination for all federal and state tax matters until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

The significant elements contributing to the difference between income taxes at the effective United States federal statutory tax rate of 21% and the Company’s effective tax rate are as follows:

		For the
		Period from
		September 21,
		2023
	For the	(Inception)
	Year Ended	Through
	March 31, 2025	March 31, 2024
Income taxes expense (benefit) at the US federal statutory rate	(21.0)%	(21.0)%
State tax rate, net of federal benefit	(4.3)%	(4.3)%
Other	0.1%	0.3%
Change in valuation allowance	25.2%	25.0%

Income tax provision (benefit)	-%	-%

NOTE 10 — CONCENTRATIONS

Concentration of Revenues

For the year ended March 31, 2025 and for the period from September 21, 2023 (inception) through March 31, 2024, the following customers accounted for 10% or more of the Company’s revenues.

		For the
		Period from
		September 21,
		2023
	For the	(Inception)
	Year Ended	Through
	March 31, 2025	March 31, 2024
Customer 1	47.8%	-
Customer 2	46.5%	28.6%
Customer 3	-	26.5%
Customer 4	-	23.8%
Customer 5	-	14.8%
Totals	94.3%	93.7%

NOTE 11 — RELATED PARTY TRANSACTIONS

On September 23, 2023, the Company issued 11,700,000 shares of common stock to a related party (the initial shareholder) to acquire equipment including two lumbar machines having an aggregate value of $60,000 (See Note 4 and Note 8).

During the year ended March 31, 2025 and for the period from September 21, 2013 (inception) through March 31, 2024, the Company received advances of $170,505 and $65,308 from and made repayments of $0 and $4,065, respectively, to the Company’s Chief Executive Officer. In addition, during the period from September 21, 2013 (inception) through March 31, 2024 the officer paid $47,800 on behalf of the Company to acquire equipment (See Note 4 and Note 6).

On November 1, 2023, the Company entered into a 54-month operating lease with a significant shareholder of the Company for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 7).

NOTE 12 — SUBSEQUENT EVENTS

From May 2, 2025 through May 14, 2025, the Company sold an aggregate of 105,000 shares of common stock for aggregate proceeds of $10,500, or $0.10 per share, resulting in net proceeds of $10,500.