Form 10-Q
period 2025-06-30
MEDICAL EXERCISE INC.
filed 2025-08-19
CIK 2001249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 13, 2025, there were 12,327,000 shares of common stock, par value $0.001 issued and outstanding.

MEDICAL EXERCISE INC.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL EXERCISE INC.

FINANCIAL STATEMENTS

MEDICAL EXERCISE INC.

BALANCE SHEETS

	June 30,	March 31,
	2025	2025
	(Unaudited)
Assets

Current assets:
Cash	$3,791	$450
Total current assets	3,791	450

Property and equipment, net	57,629	59,903
Intangible assets, net	5,201	4,908
Total assets	$66,621	$65,261

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$33,185	$46,358
Advances payable - related parties	153,872	79,548
Contract liabilities	5,929	5,929
Sales tax payable	725	725
Total current liabilities	193,711	132,560

Commitments and contingencies - See Note 7

Stockholders’ deficit:

Common stock, no par value; 100,000,000 shares authorized; 12,327,000 and 12,222,000 shares issued and outstanding, respectively	422,700	412,200
Subscription receivable (5,000 shares)	(500)	(500)
Accumulated deficit	(549,290)	(478,999)
Total stockholders’ deficit	(127,090)	(67,299)
Total liabilities and stockholders’ deficit	$66,621	$65,261

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024

Revenues	$-	$1,294

Cost of revenues	-	445

Operating profit	-	849

Operating expenses:
Compensation expense	5,000	25,650
Advertising	1,032	5,396
Depreciation and amortization	2,881	2,868
Impairment of property and equipment	-	3,799
Selling, general and administrative expenses	61,378	23,788
Total operating expenses	70,291	61,501

Loss from operations	(70,291)	(60,652)

Net loss before income taxes	(70,291)	(60,652)

Provision for income taxes	-	-
Net loss	$(70,291)	$(60,652)

Net loss per share:
Basic and diluted	$(0.01)	$-

Weighted average number of common shares outstanding:
Basic and diluted	12,290,077	12,133,868

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2025	12,222,000	$412,200	$(500)	$(478,999)	$(67,299)

Common shares issued for cash	85,000	8,500	-	-	8,500
					-
Common shares issued for services rendered	20,000	2,000	-	-	2,000
					-
Net loss	-	-	-	(70,291)	(70,291)

Balance - June 30, 2025 (Unaudited)	12,327,000	$422,700	$(500)	$(549,290)	$(127,090)

Balance - March 31, 2024	12,062,000	$96,200	$(500)	$(148,014)	$(52,314)

Subscription receivable received	-	-	500	-	500
					-
Common shares issued to related party for compensation and to reduce advances payable - related party	3,000,000	300,000	(200,000)	-	100,000

Common shares contributed back to company	(3,000,000)	-	-	-	-

Common shares issued for cash	75,000	7,500	(7,500)	-	-
					-
Net loss	-	-	-	(60,652)	(60,652)

Balance - June 30, 2024 (Unaudited)	12,137,000	$403,700	$(207,500)	$(208,666)	$(12,466)

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(70,291)	$(60,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,881	2,868
Impairment of property and equipment	-	3,799
Share-based compensation	2,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,173)	(8,396)
Contract liabilities	-	(1,044)
Deferred rent	-	(2,468)
Sales tax payable	-	41
Net cash used in operating activities	(78,583)	(65,852)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(3,869)
Purchases of intangible assets	(900)	(4,467)
Net cash used in investing activities	(900)	(8,336)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	8,500	-
Proceeds from related party advances	75,624	68,868
Repayments of related party advances	(1,300)	-
Proceeds from subscription receivable	-	500
Net cash provided by financing activities	82,824	69,368

Net increase (decrease) in cash	3,341	(4,820)

Cash at beginning of period	450	10,657

Cash at end of period	$3,791	$5,837

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common shares issued to reduce advances payable to related party	$-	$100,000

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 1 NATURE OF OPERATIONS

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

The Company’s fiscal year end is March 31. The Company, having originally incorporated as MedX Back Pain Clinics Inc. on September 21, 2023, changed its name to Medical Exercise Inc. on November 5, 2024.

NOTE 2 GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2025, the Company had cash of $3,791 and a working capital deficit (current liabilities in excess of current assets) of $189,920. During the three months ended June 30, 2025, the net loss was $70,291 and net cash used in operating activities was $78,583. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the three months ended June 30, 2025, the Company received proceeds of $8,500 from the issuance of common shares and advances of $74,324, net of repayments, from a related party.

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

NOTE 3 — ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations and cash flows for the three months ended June 30, 2025 and 2024 and the balance sheet at June 30, 2025 have been made. The Company’s results of operations for the three months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year ending March 31, 2026.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Certain information and disclosures normally included in the notes to the Company’s annual audited financial statements have been condensed or omitted from the Company’s interim unaudited financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended March 31, 2025. The March 31, 2025 balance sheet is derived from those statements.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2025. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. At June 30, 2025, the uninsured balance amounted to $0.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its statements of operations and include accrued interest and penalties within “accrued liabilities” in its balance sheets, if applicable. For the periods presented, no income tax related interest or penalties were assessed or recorded.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $1,032 and $5,396 for the three months ended June 30, 2025 and 2024, respectively.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

The computation of basic and diluted income (loss) per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

There were no potentially dilutive securities outstanding during the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. As a result, the Company will not separately present in equity an embedded conversion feature in such debt. Instead, we will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 became effective for the Company on April 1, 2024. The adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. ASU 2016-13 became effective for the Company on April 1, 2023. The adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — PROPERTY AND EQUIPMENT

On May 30, 2024, the Company provided notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice termination of the lease, the Company began the search for another location for its operations. Due to the Company’s termination of its operating lease subsequent to the March 31, 2024 balance sheet date, but prior to the issuance of its fiscal 2024 financial statements, the Company reviewed its property and equipment, on an individual asset basis, for potential impairment as of March 31, 2024. As a result, the Company recognized aggregate impairment expense of $47,772, due to certain long-lived assets having a fair value less than their carrying value, for the period from September 21, 2023 (inception) through March 31, 2024. For those assets for which an impairment was recognized, the asset was written down to its fair market value, the accumulated depreciation was eliminated, and the adjusted carrying amount shall be its new cost basis, which shall be depreciated over the remaining useful life of that asset. During the three months ended June 30, 2024, an additional impairment expense of $3,799 was recognized for capitalized costs associated with property and equipment that had been impaired in fiscal 2024.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Property and equipment and related accumulated depreciation are summarized in the table below:

	June 30,	March 31,
	2025	2025
Machinery and equipment	$69,364	$69,364
Less: accumulated depreciation	(11,735)	(9,461)
Property and equipment, net	$57,629	$59,903

Depreciation expense was $2,274 and $2,417 for the three months ended June 30, 2025 and 2024, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization are summarized in the table below:

	June 30,	March 31,
	2025	2025
Website	$7,966	$7,066
Less: accumulated amortization	(2,765)	(2,158)
Website, net	$5,201	$4,908

Website
Carrying value at March 31, 2025	4,908
Add: Additions	900
Less: Amortization	(607)
Carrying value at June 30, 2025	$5,201

Amortization expense was $607 and $451 for the three months ended June 30, 2025 and 2024, respectively.

Estimated future amortization expense for intangible assets is as follows.

Fiscal year
2026	$1,992
2027	2,620
2028	534
2029	55
Total	$5,201

NOTE 6 — ADVANCES – RELATED PARTIES

During the three months ended June 30, 2025 and 2024, the Company received advances of $70,624 and $68,868, respectively, and made repayments of $1,300 and $0, respectively, to the Company’s Chief Executive Officer.

On May 29, 2024, the Company issued 3,000,000 shares of common stock to the Chief Executive Officer in exchange for $300,000, or $0.10 per share, as follows: (i) a $100,000 reduction of the advances payable to the officer; and (ii) a subscription receivable of $200,000. (See Note 8).

During the three months ended June 30, 2025 and 2024, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company.

The advances are unsecured, non-interest bearing and due on demand and, therefore, no interest expense has been recognized or is due. As of June 30, 2025 and March 31, 2025, the balance due to the related parties was $153,872 and $79,548, respectively, all of which is included in current liabilities (See Note 11).

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Rental expense of $1,812 and $1,699 for the three months ended June 30, 2025, respectively, is included in selling, general and administrative expenses on the accompanying statement of operations.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations and there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

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

During the three months ended June 30, 2024, the Company sold an aggregate of 75,000 shares of common stock for an aggregate amount of $7,500, or $0.10 per share. As of June 30, 2024, net proceeds of $0 were received and a subscription receivable of $7,500 was outstanding.

During the three months ended June 30, 2024, a subscription receivable of $500 that originated in the prior fiscal year was received.

During the three months ended June 30, 2025, the Company sold an aggregate of 85,000 shares of common stock for an aggregate amount of $8,500, or $0.10 per share. As of June 30, 2025, net proceeds of $8,500 were received.

During the three months ended June 30, 2025, the Company issued an aggregate of 20,000 shares of common stock, having an aggregate fair value of $2,000, or $0.10 per share based on the recent sales price of common shares, for services rendered.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 9 — CONCENTRATIONS

Concentration of Revenues

For the three months ended June 30, 2025 and 2024, the following customers accounted for 10% or more of the Company’s revenues.

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024
Customer 1	-	47.8%
Customer 2	-	46.5%
Totals	0.0%	94.3%

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2025 and 2024, the Company received advances of $70,624 and $68,868, respectively, and made repayments of $1,300 and $0, respectively, to the Company’s Chief Executive Officer (See Note 6).

During the three months ended June 30, 2025 and 2024, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company (See Note 6).

On November 1, 2023, the Company entered into a 54-month operating lease with a significant shareholder of the Company for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 7).

During the three months ended June 30, 2025, the Company recognized $2,000 in director fees and $3,000 in management fees for the Chief Executive Officer, both of which are included in Compensation expense in the accompanying statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the “Summary Statements of Operations Data” and our financial statements and the notes to those statements appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to several factors, including those discussed below and elsewhere in this quarterly report..

Overview

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as at June 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this prospectus.

Revenues for the three months ended June 30, 2025, was $0. Revenues for the three months ended June 30, 2024, was $1,294. The change in revenues was primarily due to decreased operating activity during the period.

Cost of revenues for the three months ended June 30, 2025, was $0. Cost of revenues for the period of March 31, 2024, to June 30, 2024, was $445. The change in cost of revenues was primarily due to decreased operating activity during the period including the closing of our facility.

Compensation expense for the three months ended June 30, 2025, was $5,000. Compensation expense for the three months ended June 30, 2024, was $25,650. The change in compensation expense was primarily due to decreased management salaries and Directors’ fees during the period.

Advertising expense for the three months ended June 30, 2025, was $1,032. Advertising expense for the three months ended June 30, 2024, was $5,396. The change in advertising expense was primarily due to decreased operating activity during the period.

Depreciation and amortization expense for the three months ended June 30, 2025, was $2,882. Depreciation and amortization expense for the three months ended June 30, 2024, was $2,868.

Impairment of property and equipment expense for the three months ended June 30, 2025, was $0. Impairment of property and equipment expense for the three months ended June 30, 2024, was $3,799. The change in impairment of property and equipment expense was primarily due to initial impairment expenses incurred during the period ended June 30, 2024.

Selling, general and administrative expenses for the three months ended June 30, 2025, was $61,377. Selling, general and administrative expenses for the three months ended June 30, 2024, was $23,788. The change in selling, general and administrative expenses was primarily due to increased accounting and audit expenses incurred during the period ended June 30, 2025.

Total operating expenses for the three months ended June 30, 2025, was $70,291. Total operating expenses for the three months ended June 30, 2024, was $61,501. The change in total operating expenses was primarily due to increased selling, general and administration expenses during the period.

Net loss for the three months ended June 30, 2025, was ($70,291). Net loss for the three months ended June 30, 2024, was ($60,652). The change in net loss was primarily due to increased management salaries and Directors’ fees and accounting and audit expenses during the period.

Capital Resources and Liquidity

For the three months ended to June 30, 2025, cash used by operating activities was $78,583. For the three months ended June 30, 2024, cash used by operating activities was $65,853. The change in cash used by operating activities was primarily due to increased operating activity during the period.

Net cash used in investing activities for the three months ended, to June 30, 2025, was $900. Net cash used in investing activities for the three months ended June 30, 2024, was $8,335. The change in cash provided by investing activities is due primarily to a decrease in the purchase of equipment.

Net cash provided by financing activities for the three months ended June 30, 2025, was $82,824. Net cash provided by financing activities for the three months ended June 30, 2024, was $69,368. The change in cash provided by financing activities is due primarily to proceeds received from advances from Matthew Degelman, President in 2025.

As at June 30, 2025, we had $3,791 in cash and $193,711 in current liabilities resulting in a working capital deficit of $189,920.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

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

Item 4(T). Controls and Procedures

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

As of June 30, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of June 30, 2025, and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our Directors, Officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

As a “smaller reporting company” (as defined in Exchange Act Rule 12B-2), we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025 and subsequently through August 13, 2025, the day preceding this filing, we sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

Date	Purchaser/Recipient	Security Type	Number of Securities	Consideration

May 2, 2025	Accredited Investors	Common Stock	85,000	$8,500 Cash
May 2, 2025	Accredited Investors	Common Stock	20,000	$2,000 Services

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDICAL EXERCISE INC.

Date: August 19, 2025	By:	/s/ Matthew Degelman
Matthew Degelman
Chief Executive Officer/Chief Financial Officer