Form 10-Q
period 2025-09-30
MEDICAL EXERCISE INC.
filed 2025-12-15
CIK 2001249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of December 15, 2025, there were 12,327,000 shares of common stock, par value $0.001 issued and outstanding.

MEDICAL EXERCISE INC.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL EXERCISE INC.

FINANCIAL STATEMENTS

MEDICAL EXERCISE INC.

BALANCE SHEETS

	September 30,	March 31,
	2025	2025
	(Unaudited)
Assets

Current assets:
Cash	$23,358	$450
Total current assets	23,358	450
Property and equipment, net	41,273	59,903
Intangible assets, net	4,874	4,908
Total assets	$69,505	$65,261

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$93,018	$46,358
Advances payable - related parties	181,642	79,548
Contract liabilities	5,929	5,929
Sales tax payable	725	725
Total current liabilities	281,314	132,560
Commitments and contingencies - See Note 7

Stockholders’ deficit:

Common stock, no par value; 100,000,000 shares authorized; 12,327,000 and 12,222,000 shares issued and outstanding, respectively	422,700	412,200
Subscription receivable (5,000 shares)	(500)	(500)
Accumulated deficit	(634,009)	(478,999)
Total stockholders’ deficit	(211,809)	(67,299)
Total liabilities and stockholders’ deficit	$69,505	$65,261

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$1,294

Cost of revenues	-	-	-	445

Operating profit	-	-	-	849

Operating expenses:
Compensation expense	5,000	12,582	10,000	38,232
Advertising	177	20	1,209	5,416
Depreciation and amortization	2,178	2,944	5,059	5,811
Impairment of property and equipment	-	-	-	3,799
Selling, general and administrative expenses	76,497	46,377	137,875	70,166
Total operating expenses	83,852	61,923	154,143	123,424

Loss from operations	(83,852)	(61,923)	(154,143)	(122,575)

Other income (expense):
Gain (loss) on sale of property and equipment	(867)	389	(867)	389
Total other income, net	(867)	389	(867)	389

Net loss before income taxes	(84,719)	(61,534)	(155,010)	(122,186)

Provision for income taxes	-	-	-	-
Net loss	$(84,719)	$(61,534)	$(155,010)	$(122,186)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	12,327,000	12,170,913	12,308,639	12,152,492

 The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - June 30, 2025 (Unaudited)	12,327,000	$422,700	$(500)	$(549,290)	$(127,090)

Net loss	-	-	-	(84,719)	(84,719)

Balance - September 30, 2025 (Unaudited)	12,327,000	$422,700	$(500)	$(634,009)	$(211,809)

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2025	12,222,000	$412,200	$(500)	$(478,999)	$(67,299)

Common shares issued for cash	85,000	8,500	-	-	8,500

Common shares issued for services rendered	20,000	2,000	-	-	2,000
					-
Net loss	-	-	-	(155,010)	(155,010)

Balance - September 30, 2025 (Unaudited)	12,327,000	$422,700	$(500)	$(634,009)	$(211,809)

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - June 30, 2024 (Unaudited)	12,137,000	$403,700	$(200,500)	$(208,666)	$(5,466)

Common shares issued for cash	85,000	8,500	(6,000)	-	2,500
					-
Net loss	-	-	-	(61,534)	(61,534)

Balance - September 30, 2024 (Unaudited)	12,222,000	$412,200	$(206,500)	$(270,200)	$(64,500)

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2024	12,062,000	$96,200	$(500)	$(148,014)	$(52,314)

Subscription receivable received	-	-	500	-	500
					-
Common shares issued to related party for subscription receivable and to reduce advances payable - related party	3,000,000	300,000	(200,000)	-	100,000

Common shares contributed back to company	(3,000,000)	-	-	-	-

Common shares issued for cash	160,000	16,000	(6,500)	-	9,500
					-
Net loss	-	-	-	(122,186)	(122,186)

Balance - September 30, 2024 (Unaudited)	12,222,000	$412,200	$(206,500)	$(270,200)	$(64,500)

 The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(155,010)	$(122,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,059	5,811
Impairment of property and equipment	-	3,799
(Gain) loss on sale of property and equipment	867	(389)
Share-based compensation	2,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	46,660	13,447
Contract liabilities	-	(1,044)
Deferred rent	-	(2,468)
Sales tax payable	-	41
Net cash used in operating activities	(100,424)	(102,989)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(3,869)
Proceeds from sale of property and equipment	14,000	3,300
Purchases of intangible assets	(1,262)	(4,466)
Net cash provided by (used in) investing activities	12,738	(5,035)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	8,500	9,500
Proceeds from related party advances	103,394	99,624
Repayments of related party advances	(1,300)	-
Proceeds from subscription receivable	-	500
Net cash provided by financing activities	110,594	109,624

Net increase (decrease) in cash	22,908	1,600

Cash at beginning of period	450	10,657

Cash at end of period	$23,358	$12,257

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common shares issued to reduce advances payable to related party	$-	$100,000

 The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2025, the Company had cash of $23,358 and a working capital deficit (current liabilities in excess of current assets) of $257,956. During the six months ended September 30, 2025, the net loss was $155,010 and net cash used in operating activities was $100,424. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the six months ended September 30, 2025, the Company received proceeds of $8,500 from the issuance of common shares and advances of $102,094, net of repayments, from a related party.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 3 — ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations for the three and six months ended September 30, 2025 and 2024, cashflows for the six months ended September 30, 2025 and 2024, and the balance sheet at September 30, 2025 have been made. The Company’s results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year ending March 31, 2026.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2025. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. At September 30, 2025, the uninsured balance amounted to $0.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Reclassifications

Certain reclassifications have been made to the prior years’ data in order to conform to the current year presentation. These reclassifications had no effect on reported losses. In particular, director fees and management fees have been reclassified from Selling, general and administrative expenses to Compensation expense.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $177 and $1,209 for the three and six months ended September 30, 2025 and $20 and $5,416 for the three and six months ended September 30, 2024, respectively.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

In July 2025, the Company sold property and equipment having a net book value of $14,867 for cash proceeds of $14,000, resulting in a loss on disposal of $867.

Property and equipment and related accumulated depreciation are summarized in the table below:

	September 30,	March 31,
	2025	2025
Machinery and equipment	$48,364	$69,364
Less: accumulated depreciation	(7,091)	(9,461)
Property and equipment, net	$41,273	$59,903

Depreciation expense was $1,489 and $3,763 for the three and six months ended September 30, 2025 and $2,404 and $4,821 and for the three and six months ended September 30, 2024, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization are summarized in the table below:

	September 30,	March 31,
	2025	2025
Website	$8,328	$7,066
Less: accumulated amortization	(3,454)	(2,158)
Website, net	$4,874	$4,908

Website
Carrying value at March 31, 2025	4,908
Add: Additions	1,262
Less: Amortization	(1,296)
Carrying value at September 30, 2025	$4,874

Amortization expense was $689 and $1,296 for the three and six months ended September 30, 2025 and $540 and $990 for the three and six months ended September 30, 2024, respectively.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Estimated future amortization expense for intangible assets is as follows.

Fiscal year
2026	$1,388
2027	2,739
2028	651
2029	96
Total	$4,874

NOTE 6 — ADVANCES – RELATED PARTIES

During the six months ended September 30, 2025 and 2024, the Company received advances of $98,394 and $99,624, respectively, and made repayments of $1,300 and $0, respectively, to the Company’s Chief Executive Officer.

On May 29, 2024, the Company issued 3,000,000 shares of common stock to the Chief Executive Officer in exchange for $300,000, or $0.10 per share, as follows: (i) a $100,000 reduction of the advances payable to the officer; and (ii) a subscription receivable of $200,000. (See Note 8).

During the six months ended September 30, 2025 and 2024, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company.

The advances are unsecured, non-interest bearing and due on demand and, therefore, no interest expense has been recognized or is due. As of September 30, 2025 and March 31, 2025, the balance due to the related parties was $181,642 and $79,548, respectively, all of which is included in current liabilities in the accompanying balance sheets (See Note 10).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Office Lease

On November 1, 2023, the Company entered into a 54-month operating lease with a related party founder for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 10). The Company adopted ASC Topic 842 “Leases” upon inception of the lease. Since both parties (the lessor and the lessee) had the right to terminate the lease with 30 days’ notice, an evaluation was performed whether that termination provision impacts the lease term. According to ASC 842, if both parties can terminate the lease without penalty with 30 days’ notice, then the lease term is effectively only the non-cancelable period, which in this case is 30 days. The lease term would not include the full contractual period since both parties have the mutual right to terminate the lease at any time with minimal notice. Accordingly, the Company’s operating lease is treated as a month-to-month lease. On May 30, 2024, the Company provided notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice termination of the lease, the Company began the search for another location for its operations.

On June 6, 2024, the Company entered into a month-to-month lease for warehouse space in Ocala, Florida.

Rental expense of $1,881 and $3,693 for the three and six months ended September 30, 2025 and $1,603 and $3,302 for the three and six months ended September 30, 2024, respectively, is included in selling, general and administrative expenses in the accompanying statements of operations.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations and there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended September 30, 2024, a subscription receivable of $500 that originated in the prior fiscal year was received.

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

During the six months ended September 30, 2024, the Company sold an aggregate of 160,000 shares of common stock for an aggregate amount of $16,000, or $0.10 per share. As of September 30, 2024, net proceeds of $9,500 were received and a subscription receivable of $6,500 was outstanding.

During the six months ended September 30, 2025, the Company sold an aggregate of 85,000 shares of common stock for an aggregate amount of $8,500, or $0.10 per share. As of September 30, 2025, net proceeds of $8,500 were received.

During the six months ended September 30, 2025, the Company issued an aggregate of 20,000 shares of common stock, having an aggregate fair value of $2,000, or $0.10 per share based on the recent sales price of common shares, for services rendered.

NOTE 9 — CONCENTRATIONS

Concentration of Revenues

For the three and six months ended September 30, 2025 and 2024, the following customers accounted for 10% or more of the Company’s revenues.

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Customer 1	-	-	-	47.8%
Customer 2	-	-	-	46.5%
Totals	0.0%	0.0%	0.0%	94.3%

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 10 — RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2025 and 2024, the Company received advances of $98,394 and $99,624, respectively, and made repayments of $1,300 and $0, respectively, to the Company’s Chief Executive Officer (See Note 6).

During the six months ended September 30, 2025 and 2024, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company (See Note 6).

On November 1, 2023, the Company entered into a 54-month operating lease with a significant shareholder of the Company for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 7).

During the six months ended September 30, 2025, the Company recognized $4,000 in director fees and $6,000 in management fees for the Chief Executive Officer, both of which are included in Compensation expense in the accompanying statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the “Summary Statements of Operations Data” and our financial statements and the notes to those statements appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to several factors, including those discussed below and elsewhere in this quarterly report.

Overview

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity and/or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of September 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

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

Three Months Ended September 30, 2025 and 2024.

Revenues for the three months ended September 30, 2025 and 2024 was $0. Revenues have been suspended since our decision to terminate our operating lease effective June 30, 2024.

Cost of revenues for the three months ended September 30, 2025 and 2024 was $0. Cost of revenues have been suspended since our decision to terminate our operating lease effective June 30, 2024.

Compensation expense for the three months ended September 30, 2025 and 2024 was $5,000 and $12,582, respectively, a decrease of $7,582, or 60%. Compensation expense decreased in the current year period due to the elimination of wages to employees as a result our our decision to terminate our operating lease effective June 30, 2024.

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $2,178 and $2,944, respectively, a decrease of $766, or 26%. Depreciation decreased in the current year period primarily due to the sale of property and equipment in July 2025.

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 was $76,497 and $46,377, respectively, an increase of $30,120, or 65%. Selling, general and administrative expenses increased in the current year period primarily due to increased professional fees.

The net loss for the three months ended September 30, 2025 and 2024 was ($84,719) and ($61,534), respectively, an increase in the net loss of $23,185, or 38%. The net loss for the current year period increased primarily due to higher professional fees, partially offset by lower compensation expense.

Six Months Ended September 30, 2025 and 2024.

Revenues for the six months ended September 30, 2025 and 2024 was $0 and $1,294, respectively, a decrease of $1,294, or 100%. The decrease in revenues in the current year period resulted due to our decision to terminate our operating lease effective June 30, 2024.

Cost of revenues for the six months ended September 30, 2025 and 2024 was $0 and $445, respectively, a decrease of $445, or 100%. The decrease in cost of revenues in the current year period resulted due to our decision to terminate our operating lease effective June 30, 2024.

Compensation expense for the six months ended September 30, 2025 and 2024 was $10,000 and $38,232, respectively, a decrease of $28,232, or 74%. Compensation expense decreased in the current year period due to the elimination of wages to employees in the current year period that resulted from our decision to terminate our operating lease effective June 30, 2024.

Advertising expense for the six months ended September 30, 2025 and 2024 was $1,209 and $5,416, respectively, a decrease of $4,207, or 78%. Advertising expense decreased in the current year period due to our decision to terminate our operating lease effective June 30, 2024.

Depreciation and amortization expense for the six months ended September 30, 2025 and 2024 was $5,059 and $5,811, respectively, a decrease of $752, or 13%. Depreciation decreased in the current year period primarily due to the sale of property and equipment in July 2025.

Impairment of property and equipment expense for the six months ended September 30, 2025 and 2024 was $0 and $3,799, respectively, a decrease of $3,799, or 100%. Impairment of property and equipment expense was recognized in June 2024 whereas no impairment was recognized in the current year period.

Selling, general and administrative expenses for the six months ended September 30, 2025 and 2024 was $137,875 and $70,166, respectively, an increase of $67,709, or 96%. Selling, general and administrative expenses increased in the current year period primarily due to increased professional fees.

The net loss for the six months ended September 30, 2025 and 2024 was ($155,010) and ($122,186), respectively, an increase in the net loss of $32,824, or 27%. The net loss for the current year period increased primarily due to higher professional fees, partially offset by lower compensation expense.

Capital Resources and Liquidity

Net cash used in operating activities for the six months ended September 30, 2025 and 2024 was $100,424 and $102,989, respectively, a decrease of $2,566, and resulted primarily from a greater net loss of $32,824 and a decrease in impairment expense of $3,799, offset by an increase in accounts payable and accrued expense of $33,213.

Net cash provided by (used in) investing activities for the six months ended September 30, 2025 and 2024 was $12,738 and ($5,035), respectively, a change of $17,773, and resulted from an increase in proceeds from the sale of property and equipment of $10,700 and decreases in purchases of property and equipment of $3,869 and intangible assets of $3,204.

Net cash provided by financing activities for the six months ended September 30, 2025 and 2024 was $110,594 and $109,624, respectively, an increase of $970, and resulted from an increase in net advances received from the Chief Executive Officer of $2,470, partially offset by a decrease in proceeds from the sale of common shares of $1,500.

As of September 30, 2025, we had $23,358 in cash and $281,314 in current liabilities resulting in a working capital deficit of $257,956

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

As of September 30, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2025 and subsequently through December 4, 2025, the day preceding this filing, we sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

			Number of
Date	Purchaser/Recipient	Security Type	Securities	Consideration

May 2, 2025	Accredited Investors	Common Stock	85,000	$8,500 Cash
May 2, 2025	Accredited Investors	Common Stock	20,000	$2,000 Services

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

MEDICAL EXERCISE INC.

Date: December 15, 2025	By:	/s/ Matthew Degelman
Matthew Degelman
Chief Executive Officer/Chief Financial Officer