Form 10-Q
period 2025-12-31
MEDICAL EXERCISE INC.
filed 2026-02-13
CIK 2001249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Common Stock, no par value per share

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

As of February 13, 2026, there were 13,327,000 shares of common stock, no par value, issued and outstanding.

MEDICAL EXERCISE INC.

Quarterly Report on Form 10-Q

For the Quarter ended December 31, 2025

i

MEDICAL EXERCISE INC.

FINANCIAL STATEMENTS

MEDICAL EXERCISE INC.

BALANCE SHEETS

	December 31,	March 31,
	2025	2025
	(Unaudited)
Assets

Current assets:
Cash	$40,549	$450
Total current assets	40,549	450
Property and equipment, net	40,039	59,903
Intangible assets, net	4,992	4,908
Total assets	$85,580	$65,261

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$40,109	$46,358
Advances payable - related parties	176,449	79,548
Contract liabilities	5,929	5,929
Sales tax payable	725	725
Total current liabilities	223,212	132,560

Commitments and contingencies - See Note 7

Stockholders’ deficit:

Common stock, no par value; 100,000,000 shares authorized; 13,327,000 and 12,222,000 shares issued and outstanding, respectively	522,700	412,200
Subscription receivable (5,000 shares)	(500)	(500)
Accumulated deficit	(659,832)	(478,999)
Total stockholders’ deficit	(137,632)	(67,299)
Total liabilities and stockholders’ deficit	$85,580	$65,261

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$1,294

Cost of revenues	-	-	-	445
Operating profit	-	-	-	849

Operating expenses:
Compensation expense	5,000	105,116	15,000	143,348
Advertising	-	-	1,209	5,416
Depreciation and amortization	1,941	2,850	7,000	8,661
Impairment of property and equipment	-	-	-	3,799
Selling, general and administrative expenses	18,882	33,241	156,757	103,407
Total operating expenses	25,823	141,207	179,966	264,631

Loss from operations	(25,823)	(141,207)	(179,966)	(263,782)

Other income (expense):
Gain (loss) on sale of property and equipment	-	-	(867)	389
Total other income, net	-	-	(867)	389

Net loss before income taxes	(25,823)	(141,207)	(180,833)	(263,393)

Provision for income taxes	-	-	-	-

Net loss	$(25,823)	$(141,207)	$(180,833)	$(263,393)

Net loss per share:
Basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	12,374,273	12,222,000	12,362,055	12,175,745

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - September 30, 2025 (Unaudited)	12,327,000	$422,700	$(500)	$(634,009)	$(211,809)

Common shares issued for cash	1,000,000	100,000	-	-	100,000

Net loss	-	-	-	(25,823)	(25,823)
Balance - December 31, 2025 (Unaudited)	13,327,000	$522,700	$(500)	$(659,832)	$(137,632)

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2025	12,222,000	$412,200	$(500)	$(478,999)	$(67,299)

Common shares issued for cash	1,085,000	108,500	-	-	108,500

Common shares issued for services rendered	20,000	2,000	-	-	2,000
					-
Net loss	-	-	-	(180,833)	(180,833)
Balance - December 31, 2025 (Unaudited)	13,327,000	$522,700	$(500)	$(659,832)	$(137,632)

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024

(Unaudited)

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - September 30, 2024 (Unaudited)	12,222,000	$412,200	$(206,500)	$(270,200)	$(64,500)

Subscription receivable satisfied by recognition of compensation and reduction of advances payable - related party	-	-	200,000	-	200,000
					-
Subscriptions receivable received	-	-	5,701	-	5,701

Net loss	-	-	-	(141,207)	(141,207)
Balance - December 31, 2024 (Unaudited)	12,222,000	$412,200	$(799)	$(411,407)	$(6)

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2024	12,062,000	$96,200	$(500)	$(148,014)	$(52,314)

Subscription receivable received	-	-	500	-	500
					-
Common shares issued to related party for compensation and to reduce advances payable - related party	3,000,000	300,000	-	-	300,000

Common shares contributed back to company	(3,000,000)	-	-	-	-

Common shares issued for cash	160,000	16,000	(799)	-	15,201
					-
Net loss	-	-	-	(263,393)	(263,393)
Balance - December 31, 2024 (Unaudited)	12,222,000	$412,200	$(799)	$(411,407)	$(6)

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	December 31,	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(180,833)	$(263,393)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,000	8,661
Impairment of property and equipment	-	3,799
(Gain) loss on sale of property and equipment	867	(389)
Share-based compensation	2,000	100,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,249)	10,363
Contract liabilities	-	(1,044)
Deferred rent	-	(2,468)
Sales tax payable	-	41
Net cash used in operating activities	(177,215)	(144,430)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(3,869)
Proceeds from sale of property and equipment	14,000	3,300
Purchases of intangible assets	(2,087)	(5,116)
Net cash provided by (used in) investing activities	11,913	(5,685)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	108,500	15,201
Proceeds from related party advances	105,384	131,750
Repayments of related party advances	(8,483)	-
Proceeds from subscription receivable	-	500
Net cash provided by financing activities	205,401	147,451

Net increase (decrease) in cash	40,099	(2,664)

Cash at beginning of period	450	10,657

Cash at end of period	$40,549	$7,993

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common shares issued to reduce advances payable to related party	$-	$200,000

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 — NATURE OF OPERATIONS

Overview

Medical Exercise Inc. (the “Company”) is a provider of physical therapy services for individuals suffering from back or neck pain. The Company offered its services in one location until providing notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice of termination of the lease, the Company began the search for another location for its operations. The Company is exploring options in Ft. Lauderdale, Florida.

The Company’s fiscal year end is March 31. The Company, having originally incorporated as MedX Back Pain Clinics Inc. on September 21, 2023, changed its name to Medical Exercise Inc. on November 5, 2024.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2025, the Company had cash of $40,549 and a working capital deficit (current liabilities in excess of current assets) of $182,663. During the nine months ended December 31, 2025, the net loss was $180,833 and net cash used in operating activities was $177,215. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the nine months ended December 31, 2025, the Company received proceeds of $108,500 (of which $100,000 was from a related party) from the issuance of common shares and advances of $96,901, net of repayments, from a related party.

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

NOTE 3 — ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly the results of operations for the three and nine months ended December 31, 2025 and 2024, the cashflows for the nine months ended September 30, 2025 and 2024, and the balance sheet at December 31, 2025 have been made. The Company’s results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year ending March 31, 2026.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2025. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. At December 31, 2025, the uninsured balance amounted to $0.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company also offers treatment packages (which include a various number of treatments) for which a down payment is required in addition to future payments from the customer. At all times, the cash collected from a particular customer is at least equal to the services provided to date for that customer. Contract liabilities represent the amount of fees received in excess of the portion recognized as revenue and are included in current liabilities in the accompanying balance sheets. Contract liabilities shall be recognized in future revenues as the treatments are provided on a pro rata basis over the respective number of total treatments sold to a particular customer.

No revenues have been recognized since the Company closed its one location on June 30, 2024.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Cost of Revenues

Cost of revenues includes the costs for technicians to supervise usage of the Company’s medical equipment by individuals for treatment of their neck and back pain by which the Company generates revenues.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $0 and $1,209 for the three and nine months ended December 31, 2025 and $0 and $5,416 for the three and nine months ended December 31, 2024, respectively.

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

DECEMBER 31, 2025 AND 2024

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Property and equipment and related accumulated depreciation are summarized in the table below:

	December 31,	March 31,
	2025	2025
Machinery and equipment	$48,364	$69,364
Less: accumulated depreciation	(8,325)	(9,461)
Property and equipment, net	$40,039	$59,903

Depreciation expense was $1,234 and $4,997 for the three and nine months ended December 31, 2025 and $2,300 and $7,121 and for the three and nine months ended December 31, 2024, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization are summarized in the table below:

	December 31,	March 31,
	2025	2025
Website	$9,153	$7,066
Less: accumulated amortization	(4,161)	(2,158)
Website, net	$4,992	$4,908

Website
Carrying value at March 31, 2025	4,908
Add: Additions	2,087
Less: Amortization	(2,003)
Carrying value at December 31, 2025	$4,992

Amortization expense was $707 and $2,003 for the three and nine months ended December 31, 2025 and $550 and $1,540 for the three and nine months ended December 31, 2024, respectively.

Estimated future amortization expense for intangible assets is as follows.

Fiscal year
2026	$763
2027	3,012
2028	922
2029	295
Total	$4,992

NOTE 6 — ADVANCES – RELATED PARTIES

During the nine months ended December 31, 2025 and 2024, the Company received advances of $100,384 and $131,750, respectively, and made repayments of $8,483 and $0, respectively, to the Company’s Chief Executive Officer.

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

During the nine months ended December 31, 2025 and 2024, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company.

The advances are unsecured, non-interest bearing and due on demand and, therefore, no interest expense has been recognized or is due. As of December 31, 2025 and March 31, 2025, the balance due to the related parties was $176,449 and $79,548, respectively, all of which is included in current liabilities in the accompanying balance sheets (See Note 10).

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Rental expense of $1,932 and $5,625 for the three and nine months ended December 31, 2025 and $1,751 and $5,108 for the three and nine months ended December 31, 2024, respectively, is included in selling, general and administrative expenses in the accompanying statements of operations.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations and there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended December 31, 2024, a subscription receivable of $500 that originated in the prior fiscal year was received.

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

During the nine months ended December 31, 2024, the Company sold an aggregate of 160,000 shares of common stock for an aggregate amount of $16,000, or $0.10 per share. As of December 31, 2024, net proceeds of $15,201 were received and a subscription receivable of $799 was outstanding.

During the nine months ended December 31, 2025, the Company sold an aggregate of 1,085,000 shares of common stock (of which 1,000,000 shares were to a related party) for an aggregate amount of $108,500 (of which $100,000 was from a related party), or $0.10 per share. As of December 31, 2025, net proceeds of $108,500 were received.

During the nine months ended December 31, 2025, the Company issued an aggregate of 20,000 shares of common stock, having an aggregate fair value of $2,000, or $0.10 per share based on the recent sales price of common shares, for services rendered.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 9 — CONCENTRATIONS

Concentration of Revenues

For the three and nine months ended December 31, 2025 and 2024, the following customers accounted for 10% or more of the Company’s revenues.

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Customer 1	-	-	-	47.8%
Customer 2	-	-	-	46.5%
Totals	0.0%	0.0%	0.0%	94.3%

NOTE 10 — RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2025 and 2024, the Company received advances of $100,384 and $131,750, respectively, and made repayments of $8,483 and $0, respectively, to the Company’s Chief Executive Officer (See Note 6).

During the nine months ended December 31, 2025 and 2024, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company (See Note 6).

On November 1, 2023, the Company entered into a 54-month operating lease with a significant shareholder of the Company for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 7).

During the nine months ended December 31, 2025 and 2024, the Company recognized $6,000 and $4,000 in director fees ($3,000 and $2,000 to each director) and $9,000 and $6,000, respectively, in management fees (for the Chief Executive Officer), both of which are included in Compensation expense in the accompanying statements of operations.

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

Overview

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity and/or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of December 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

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

Three Months Ended December 31, 2025 and 2024.

Revenues for the three months ended December 31, 2025 and 2024 was $0. Revenues have been suspended since our decision to terminate our operating lease effective June 30, 2024.

Cost of revenues for the three months ended December 31, 2025 and 2024 was $0. Cost of revenues have been suspended since our decision to terminate our operating lease effective June 30, 2024.

Compensation expense for the three months ended December 31, 2025 and 2024 was $5,000 and $105,116, respectively, a decrease of $100,116, or 95%. Compensation expense decreased in the current year period due to no stock-based compensation for employees being recognized whereas the comparable period included $100,000 of stock-based compensation to the Company’s Chief Executive Officer.

Depreciation and amortization expense for the three months ended December 31, 2025 and 2024 was $1,941 and $2,850, respectively, a decrease of $909, or 32%. Depreciation decreased in the current year period primarily due to the sale of property and equipment in July 2025.

Selling, general and administrative expenses for the three months ended December 31, 2025 and 2024 was $18,882 and $33,241, respectively, a decrease of $14,359, or 43%. Selling, general and administrative expenses decreased in the current year period primarily due to decreased professional fees.

The net loss for the three months ended December 31, 2025 and 2024 was ($25,823) and ($141,207), respectively, a decrease in the net loss of $115,384, or 82%. The net loss for the current year period decreased primarily due to lower compensation expense and professional fees.

Nine Months Ended December 31, 2025 and 2024.

Revenues for the nine months ended December 31, 2025 and 2024 was $0 and $1,294, respectively, a decrease of $1,294, or 100%. The decrease in revenues in the current year period resulted due to our decision to terminate our operating lease effective June 30, 2024.

Cost of revenues for the nine months ended December 31, 2025 and 2024 was $0 and $445, respectively, a decrease of $445, or 100%. The decrease in cost of revenues in the current year period resulted due to our decision to terminate our operating lease effective June 30, 2024.

Compensation expense for the nine months ended December 31, 2025 and 2024 was $15,000 and $143,348, respectively, a decrease of $128,348, or 90%. Compensation expense decreased in the current year period primarily due to no stock-based compensation being recognized for employees whereas the comparable period included $100,000 of stock-based compensation to the Company’s Chief Executive Officer as well as the elimination of wages to employees in the current year period that resulted from our decision to terminate our operating lease effective June 30, 2024.

Advertising expense for the nine months ended December 31, 2025 and 2024 was $1,209 and $5,416, respectively, a decrease of $4,207, or 78%. Advertising expense decreased in the current year period due to our decision to terminate our operating lease effective June 30, 2024.

Depreciation and amortization expense for the nine months ended December 31, 2025 and 2024 was $7,000 and $8,661, respectively, a decrease of $1,661, or 19%. Depreciation decreased in the current year period primarily due to the sale of property and equipment in July 2025.

Impairment of property and equipment expense for the nine months ended December 31, 2025 and 2024 was $0 and $3,799, respectively, a decrease of $3,799, or 100%. No impairment was recognized in the current year period whereas the comparable period included an impairment of property and equipment in June 2024.

Selling, general and administrative expenses for the nine months ended December 31, 2025 and 2024 was $156,757 and $103,407, respectively, an increase of $53,350, or 52%. Selling, general and administrative expenses increased in the current year period primarily due to increased professional fees.

The net loss for the nine months ended December 31, 2025 and 2024 was ($180,833) and ($263,393), respectively, a decrease in the net loss of $82,560, or 31%. The net loss for the current year period decreased primarily due to lower compensation expense, partially offset by higher professional fees.

Capital Resources and Liquidity

Net cash used in operating activities for the nine months ended December 31, 2025 and 2024 was $177,215 and $144,430, respectively, an increase of $32,785, and resulted primarily from a decrease in stock based compensation expense of $98,000 and a decrease in accounts payable and accrued expenses of $16,612, partially offset by a decrease in the net loss of $82,560.

Net cash provided by (used in) investing activities for the nine months ended December 31, 2025 and 2024 was $11,913 and ($5,685), respectively, a change of $17,598, and resulted from an increase in proceeds from the sale of property and equipment of $10,700 and decreases in purchases of property and equipment of $3,869 and intangible assets of $3,029.

Net cash provided by financing activities for the nine months ended December 31, 2025 and 2024 was $205,401 and $147,451, respectively, an increase of $57,950, and resulted primarily from an increase in proceeds from the sale of common shares of $93,299, partially offset by a decrease in net advances received from the Company’s directors of $26,366 and repayments of advances from the Chief Executive Officer.

As of December 31, 2025, we had $40,549 in cash and $223,212 in current liabilities resulting in a working capital deficit of $182,663

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2025 and subsequently through February 13, 2026, the day preceding this filing, we sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

			Number of
Date	Purchaser/Recipient	Security Type	Securities	Consideration
May 2, 2025	Accredited Investors	Common Stock	85,000	$8,500 Cash
May 2, 2025	Consultant	Common Stock	20,000	$2,000 Services
December 18, 2025	Accredited Investor	Common Stock	1,000,000	$100,000 Cash

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

MEDICAL EXERCISE INC.

Date: February 13, 2026	By:	/s/ Matthew Degelman
Matthew Degelman
Chief Executive Officer/Chief Financial Officer