Form 10-K
period 2026-03-31
MEDICAL EXERCISE INC.
filed 2026-06-29
CIK 2001249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-56745

MEDICAL EXERCISE INC.

(Exact name of registrant as specified in its charter)

Florida	93-3572456
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4051 Albert Street

Regina, SK, Canada S4S 3R6

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

As of June 29, 2026, there were 13,327,000 shares of common stock, par value $0.001 issued and outstanding.

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

ii

PART I

Item 1. Business.

Corporate Restructuring and Transition to Franchising

During the fiscal year ended March 31, 2026, Medical Exercise Inc. (the "Company," "we," "us," or "our") executed a comprehensive strategic pivot from its legacy direct owner/operator clinic model to an international franchising model.

Historically, the Company owned and operated spinal care and back pain clinics—including a trial clinical operation in North Palm Beach, Florida—relying on localized operations, direct property management, and proprietary mechanical spinal strengthening technology. Following a strategic review, management identified significant scaling constraints in the legacy model, including high capital expenditure requirements, localized labor pressures, and high operational friction. Concurrently, management identified accelerating consumer demand within the global preventative health, wellness, and healthy lifespan sectors.

To maximize shareholder value and accelerate scalable growth, the Board of Directors authorized the cessation of legacy back pain clinic operations. During the fiscal year, we wound down direct clinical operations, closed the North Palm Beach trial site, and divested our clinical physical assets and treatment equipment.

Following this liquidation, the Company transitioned exclusively to an asset-light franchising model under our newly launched flagship brand, OnCore Longevity Centers ("OnCore"). This framework replaces capital-intensive corporate rollouts with a recurring revenue system driven by upfront franchise fees, ongoing technology fees, and royalties tied to franchisee gross sales.

Under this restructured framework, Medical Exercise Inc. operates strictly as an intellectual property, technology integration, and franchise support platform. We provide independent franchisees with a turnkey operational blueprint, smart-equipment ecosystems, and artificial intelligence infrastructure. This pivot allows the Company to expand its geographic footprint across North America and international markets with minimal capital requirements, superior operating margins, and a streamlined corporate cost structure.

The OnCore Longevity Mission and Brand Philosophy

The core of our restructured business model shifts the healthcare paradigm from reactive treatment to proactive prevention. While our legacy business focused on treating existing chronic back and spinal ailments, the OnCore Longevity Centers brand addresses the rapidly growing global health span market. Our corporate mission is to enhance the quality of human life by extending healthy life expectancy, combining data-driven physical conditioning with advanced lifestyle intervention systems to combat functional decline, muscle wasting (sarcopenia), and metabolic degradation.

The OnCore brand philosophy is built upon three core operational tenets:

●	Evidence-Based Health Span Extension: We focus on expanding health span—the period of life spent free from chronic disease and functional disability. The OnCore environment utilizes scientifically backed modalities to improve biomarkers associated with vitality, bone density, metabolic efficiency, and long-term musculoskeletal health.

●	Democratic Accessibility to Longevity Science: Traditional longevity protocols and specialized diagnostics have historically been restricted by cost. The OnCore model centralizes these disciplines into an accessible, retail-centric environment, offering premium results through a transparent, private-pay subscription framework.

●	Operational Optimization Through Automation: To eliminate human error, maximize safety, and deliver repeatable results across our franchise network, we embed automation into the client experience. Replacing traditional fitness regimens with algorithmic, digital tracking ensures a consistent standard of precision health management.

By positioning OnCore at the intersection of preventative health, technology, and luxury hospitality, we distinguish our centers from traditional fitness clubs and clinical medical offices. The intentionally curated, premium environment fosters customer loyalty, strong subscription retention rates, and a community of clients investing in long-term health.

Our Core Demographic: The Expanding 40+ Longevity Market

The target demographic for OnCore Longevity Centers comprises individuals aged 40 and older, representing one of the global economy's most economically robust and expanding consumer segments. While the commercial fitness industry historically over-indexed on younger demographics and aesthetic outcomes, and the medical infrastructure remains reactive, OnCore captures the market vacuum between these extremes. We serve the "Proactive Aging" demographic—adults aged 40 to 70+ motivated to preserve physical autonomy, combat physiological aging, and extend health span.

Our demographic strategy is driven by three critical indicators:

●	The Sarcopenia and Biomarker Inflection Point: Biological aging accelerates around age 40, marked by the onset of sarcopenia (involuntary loss of skeletal muscle mass), decreasing bone mineral density, and metabolic deceleration. The 40+ consumer actively seeks scientifically validated, low-risk physical interventions to reverse these biomarkers before they manifest as physical frailty.

●	The "Silver Economy" Financial Power: Consumers aged 40 and older command the vast majority of global net worth and disposable income. This demographic exhibits a high willingness to allocate private discretionary capital toward premium, out-of-pocket health subscriptions that yield measurable, data-driven enhancements to their quality of life, bypassing traditional insurance networks.

●	Psychographic Transition to Functional Longevity: Consumer behavior in the 40+ segment has shifted from high-impact fitness trends toward joint stability, injury prevention, cardiorespiratory health, and metabolic resilience. OnCore’s non-clinical boutique layout appeals directly to this mature consumer base, eliminating the intimidating atmosphere of traditional gyms and the sterile environment of medical centers.

By tailoring our marketing, facility architecture, and smart technologies exclusively to the 40+ market, the Company positions its franchisees to capture a loyal consumer base characterized by high customer lifetime value (LTV), low subscription churn, and spending habits historically insulated from economic downturns.

The OnCore Comprehensive 4-Pillar Model

Pillar 1: Smart Strength Training

The foundational pillar of the OnCore model is an automated exercise methodology built on principles of High-Intensity Strength Training (HIST) and safe, controlled muscle failure. Traditional exercise models carry high injury risks and tracking inefficiencies, particularly for adults over 40. OnCore eliminates these variables by anchoring its exercise framework entirely within the EGYM smart-strengthening automated ecosystem.

Pillar 1 leverages this smart ecosystem through several key protocols:

●	Scientific High-Intensity Strength Training (HIST): Our methodology utilizes brief, intense, and deeply controlled strength training circuits designed to stimulate muscular hypertrophy, reverse sarcopenia, and improve myofibrillar density. By maximizing time-under-tension and removing momentum, the circuit triggers systemic adaptation and cardiovascular improvements without subjecting joints to dangerous explosive forces.

●	Total Machine Automation and Ergonomic Synchronization: Clients log into the circuit using an RFID smart band. The EGYM ecosystem instantly recognizes the individual and automatically adjusts the machine's physical layout—including seat height and range of motion—to match their exact biometric profile, ensuring flawless form and removing the confusion of manual setup.

●	Dynamic, Algorithmic Resistance Profiles: Utilizing advanced electronic motors, the system varies resistance in real time to match biomechanical strength curves. Crucially, the system features automated eccentric overloading—applying higher resistance during the lengthening phase of muscle contraction—which clinical research identifies as a primary driver for bone density synthesis and rapid strength acquisition.

●	Automated Strength Diagnostics and Digital Progression: The system performs periodic maximum-strength diagnostic tests to calculate current capabilities. It automatically updates target resistance, tempos, and training methods for subsequent sessions, ensuring the body is continuously challenged within a safe therapeutic window.

●	Total Ecosystem Interoperability: Data captured during every session is routed to our centralized cloud infrastructure. This loop bridges Pillar 1 directly with our other operational vectors, ensuring physical output directly informs ongoing biometric assessments and AI-driven nutrition requirements.

By deploying this automated framework, OnCore centers offer a premium, scientifically precise training experience that yields measurable improvements in minimal time. Concurrently, franchisees benefit from a self-correcting circuit that requires minimal floor supervision and operates with high throughput efficiency.

Pillar 2: Precision Nutrition

The second operational pillar of the OnCore model delivers hyper-personalized, data-driven dietary guidance engineered to optimize metabolic function, reduce chronic systemic inflammation, and maximize cellular energy. Traditional nutritional consulting relies on generic templates or expensive, unscalable human dietitians. OnCore removes this operational bottleneck by embedding advanced artificial intelligence directly into our system, utilizing Google Gemini AI to power our proprietary enterprise nutrition engine.

Pillar 2 leverages this enterprise artificial intelligence architecture through several core integrations:

●	Dynamic Algorithmic Personalization: Our Google Gemini-powered nutrition platform acts as a cloud-based, context-aware engine. Rather than outputting rigid templates, the AI ingests a multi-dimensional array of client metrics—including chronological age, lean muscle mass, metabolic rates captured via smart-equipment loops, food allergies, and longevity goals—to generate bespoke profiles mathematically aligned to the metabolic demands of the 40+ demographic.

●	Real-Time Biometric Adaptability: Because the OnCore technology stack is entirely unified, a client's nutritional architecture is fluid. When physical output changes on our EGYM exercise circuits or new biomarkers are entered, data is instantly routed via cloud infrastructure to the Gemini AI engine. The platform immediately recalibrates macronutrient distribution and micronutrient requirements to scale alongside physical progression.

●	Comprehensive Turnkey Deliverables: To convert metabolic data into friction-free daily habits, the platform automatically synthesizes complex requirements into practical assets, including step-by-step customized recipes, daily meal structures, and automated weekly grocery lists, increasing long-term subscription compliance.

●	Enterprise-Wide Operational Scalability: By shifting nutritional analysis from local staff to a centralized AI architecture, OnCore fundamentally transforms franchise unit economics. Franchisees do not need to employ expensive nutritionists or clinical dietitians. The Google Gemini framework delivers institutional-grade, infinitely scalable guidance across thousands of concurrent clients globally with zero marginal cost to the franchise operator.

By combining artificial intelligence with leading nutritional science, Pillar 2 provides an automated dietary support system that works in perfect synergy with our training protocols, allowing clients to fuel muscular recovery and enhance health span with clinical precision.

Pillar 3: Dynamic Assessments

The third operational pillar of the OnCore model centers on medical-grade biometric benchmarking and longitudinal health span tracking. Traditional fitness models rely on subjective self-reporting or baseline body weight, which fail to capture the nuances of cellular health, visceral danger zones, or functional decline. OnCore replaces these metrics with a tech-driven diagnostic protocol that monitors and tracks each client's internal biological progression.

Pillar 3 integrates three synchronized architectures to create a unified health intelligence profile:

●	Medical-Grade BIA via the InBody 770: Clients undergo regular body scanning utilizing the research-grade InBody 770 Bioelectrical Impedance Analysis (BIA) system. Utilizing six frequencies across a multi-frequency direct segmental assessment, this clinical device generates data points derived purely from measured electrical impedance to provide:

o	Segmental Lean Analysis: Measures exact dry lean muscle mass distribution across five body segments (arms, legs, trunk) to isolate and correct muscular asymmetries.

o	Visceral Fat Area (VFA): Quantifies intra-abdominal adipose tissue, a primary clinical biomarker linked to cardiovascular disease and chronic systemic inflammation.

o	Phase Angle: Tracks cellular water balance and cell membrane capacitance as an empirical validation of cell health and decelerated biological aging.

●	The EGYM Fitness Hub Central Gatekeeper: Serving as the onboarding and physical assessment interface, the EGYM Hub utilizes depth-sensing camera technology to execute automated body tracking. It evaluates postural alignment and joint-specific flexibility barriers across key muscle chains, feeding any structural imbalances back into the ecosystem to adapt training parameters and prevent injury.

●	The EGYM BioAge Longevity Score: To translate complex data into a consumer-friendly benchmark, our system aggregates all physical, metabolic, and cardiovascular metrics into a single indicator: the EGYM BioAge. This algorithm compares a client’s real-time performance against peer-group data sets across four distinct quadrants: Strength Age (maximum-strength diagnostics), Flexibility Age (mobility scans), Metabolic Age (InBody 770 composition metrics), and Cardiovascular Age (resting heart rate and blood pressure profiles).

By unifying the InBody 770 and the EGYM Hub ecosystem, Pillar 3 delivers an empirical framework for health optimization, giving clients visual proof of progress while routing real-time biological updates to Pillar 1 (Exercise) and Pillar 2 (Nutrition) to continually refine programming.

Pillar 4: Medical Affiliates

The fourth operational pillar establishes clinical oversight and age-optimized biomarker calibration to ensure client longevity protocols are grounded in preventative medicine. While the Company and its franchisees operate strictly on a cash-based, non-medical wellness model, true health span extension requires synchronizing lifestyle interventions with advanced clinical therapeutics. Rather than establishing costly medical infrastructure within retail facilities, the Company utilizes a scalable, digital healthcare referral architecture.

Pillar 4 provides independent franchisees with an operational blueprint to bridge client wellness metrics with institutional medical ecosystems via specialized regional partnerships:

●	Integrated Longevity Telehealth Ecosystem: OnCore centers act as physical collection points for client biometric trends. When baseline testing indicates a persistent metabolic plateau, age-related hormone deficiency, or systemic health drag, our framework guides the client to vetted, external digital medical platforms. This enables remote access to specialized practitioners without creating direct clinical liabilities at the franchise unit level.

●	The United States Healthcare Vector (PeterMD): For centers operating within the U.S. market, operational protocols route clients to leading clinical telehealth networks, such as PeterMD, granting direct, out-of-pocket access to:

o	Hormone Replacement Therapy (HRT and TRT): Clinically monitored bioidentical hormone replacement protocols to correct age-related endocrine declines, directly combating muscle wasting and bone density loss.

o	Peptide Therapeutics: Advanced cellular signaling therapies engineered to accelerate musculoskeletal tissue recovery and optimize sleep cycles.

●	The Canadian Healthcare Vector (Science & Humans): For centers expanding across Canada—beginning with our flagship in Saskatchewan—our model utilizes Science & Humans, a large specialized digital endocrine and hormone health network, granting streamlined access to:

o	Hormonal and Endocrine Balancing: Lab-driven diagnostics and virtual Nurse Practitioner oversight focused on perimenopause, metabolic health, and hormone restoration.

o	Advanced Medical Weight Optimization: Clinically supervised access to metabolic weight-loss pharmaceuticals—including Semaglutide, Tirzepatide, and other GLP-1 receptor agonists—ensuring rapid weight optimization preserves lean skeletal muscle mass.

●	A Closed-Loop Continuum of Care: With client authorization, external clinical treatment adjustments are factored into the client's profile. This allows local center staff and automated systems to adjust Pillar 1 (Exercise) intensity parameters and Pillar 2 (Google Gemini AI Nutrition) macronutrient curves, maximizing the therapeutic window and mitigating risks of lean tissue degradation during rapid weight loss.

By deploying this decentralized architecture, Medical Exercise Inc. provides its franchise network with an institutional-grade differentiator. Clients receive precise medical optimization, while the Company maintains an asset-light corporate posture insulated from direct clinical operating risks and medical malpractice liabilities.

Technology Integration Across Business Operations

AI-Driven Enterprise and Client Solutions

The defining competitive advantage of Medical Exercise Inc.’s restructured business model is the end-to-end integration of artificial intelligence and automated systems across our corporate framework and franchise locations. The Company utilizes a unified tech stack—anchored by the EGYM digital ecosystem and Google Gemini AI—to drive two synchronized vectors: micro-level client physical results and macro-level corporate operational efficiency.

1. Powering Client Results via Interoperable Data Loops

Traditional wellness models fail to achieve consistent client outcomes because exercise data, biometric metrics, and nutritional habits are siloed and managed via human guesswork. The OnCore tech stack automates this sequence through a continuous, self-correcting feedback loop:

●	The EGYM Automated Feedback Loop: Every repetition executed on an EGYM smart machine captures precise kinetic data (power output, velocity, range of motion, and muscular fatigue points). The system processes this cloud-stored data to automatically update the client’s physical programming for their next visit.

●	The Gemini AI Predictive Nutri-Engine: This streaming physical data is instantly shared with our proprietary Google Gemini AI integration. If the EGYM system or an InBody 770 scan detects an increase in lean skeletal muscle mass or an elevated metabolic rate, the Gemini AI engine automatically updates caloric baselines, adjusts macronutrient distributions, and outputs modified, step-by-step recipes and grocery lists. This interoperability removes human error, ensuring daily nutrition precisely supports real-time physical workloads.

2. Maximizing Corporate and Franchise Operational Efficiency

By transferring data analysis, content generation, and progress tracking to advanced automation, the Company transforms the economics of traditional brick-and-mortar fitness centers:

●	Elimination of High-Cost Specialized Labor: Traditional models require a high ratio of expensive personal trainers, lifestyle coaches, and clinical dietitians to scale personalization. By leveraging Google Gemini AI to instantly generate institutional-grade nutritional guidance and relying on the EGYM Hub to handle touchless onboarding and mechanical equipment setups, an OnCore center operates at maximum capacity with a highly streamlined, lean labor force, reducing turnover risks and wage liabilities.

●	Automated Center Management and Predictable Scaling: Artificial intelligence automates client lead generation, optimizes digital ad spend, tracks subscription churn risks via predictive usage algorithms, and manages client communication. This micro-staffing capability lowers the operational break-even point for individual franchisees, insulates unit economics from rising labor costs, and provides a frictionless, duplicable blueprint for rapid domestic and international expansion.

By engineering a model where artificial intelligence drives both the client's physical progression and the operator's profit margins, Medical Exercise Inc. operates a high-margin, asset-light corporate structure, replacing localized clinical unpredictability with a predictable, tech-driven franchising and software-as-a-service (SaaS) revenue model.

The Digital Ecosystem

The operational bridge linking Medical Exercise Inc.’s corporate infrastructure, individual franchise locations, and clients is a centralized, proprietary, cloud-native digital architecture. It delivers enterprise scaling, automated billing, real-time data streaming, and continuous client engagement. The public-facing foundation and data-routing nucleus of this architecture is our official corporate web platform, www.oncorelongevity.com, which acts as the digital storefront for investor relations, franchise lead acquisition, and local center operations.

Our unified digital ecosystem consists of three synchronized infrastructure components:

1. Centralized Digital Hub: www.oncorelongevity.com

This corporate portal serves as our primary operational interface, executing multiple cloud-level tasks across our business lines:

●	Franchise Ingestion and Compliance: Houses our secure franchisee onboarding pipeline, automates initial geographic territory verification, hosts franchise disclosure documentation access controls, and aggregates inbound development leads.

●	Investor Relations and Market Clearing: Managed via a dedicated interface (investors.oncorelongevity.com), this component delivers public financial reporting, SEC compliance uploads, and corporate updates to equity holders to ensure market transparency.

●	Localized Lead Routing: Features automated, location-aware sub-portals for individual markets (including upcoming Regina South and Regina East flagships, and planned U.S. rollouts like Fort Lauderdale), allowing local prospects to book facility tours, consultations, and diagnostic baseline scans.

2. Integrated Client Platforms and Mobile Infrastructure

Upon joining, a client's profile transitions into our secure client mobile application, which operates as a personal biological dashboard:

●	Real-Time Biometric Synchronization: Aggregates direct segmental impedance metrics from the InBody 770 body scans, posture and range-of-motion metrics from the EGYM Hub, and live strength diagnostic profiles from our robotic exercise circuits.

●	The OnCore Longevity Roadmap: Synthesizes data points into the user's current EGYM BioAge tracking matrix, providing granular updates showing biological age progression versus chronological age across Strength, Flexibility, Metabolic, and Cardiovascular quadrants.

●	Dynamic Dietary Streaming: Serves as the delivery vehicle for Pillar 2 (Nutrition), continuously streaming weekly customized menus, caloric macro-targets, and dynamic grocery lists generated by our background Google Gemini AI engine.

3. Enterprise Revenue and SaaS Architecture

From an operational standpoint, our digital ecosystem is engineered to support a predictable, highly resilient recurring subscription framework:

●	Automated Fee Architecture: Coordinates automated tiers (offering structured entry-level access as low as $99 per month, or under $25 per week) and handles secure ACH and credit card processing, minimizing local center cash-handling and collection overhead.

●	Money-Back Guarantee Data Auditing: Serves as the unalterable ledger of record for our documented biological guarantee (promising a measurable drop in a client's BioAge or a full refund). The software tracks attendance compliance and biometric milestones to automatically calculate qualification parameters, derisking the operational liabilities of individual franchisees.

●	Telehealth API Connectivity: Houses the secure referral pathways linking clients to external clinical platforms, such as PeterMD in the U.S. and Science & Humans in Canada, allowing the seamless transmission of client-authorized laboratory results back into our automated training loops.

By consolidating operations within this secure ecosystem, Medical Exercise Inc. maintains an asset-light, highly defensible technology layer that guarantees global brand uniformity, maximizes client lifetime value, and provides corporate management with real-time operational oversight across our international footprint.

The OnCore Franchise Opportunity & Competitive Strengths

Targeting Experienced Personal Trainers as Franchisees

A core strategic driver of Medical Exercise Inc.’s rapid market penetration is our deliberate focus on recruiting experienced, highly qualified personal trainers and fitness professionals as primary franchise partners. Traditional boutique fitness franchise systems frequently target non-industry institutional investors or speculative buyers, creating operational vulnerabilities such as high staff turnover and poor quality of care.

By targeting the embedded talent pool of seasoned fitness professionals, the Company secures a distinct competitive advantage. This strategy directly leverages massive, defined target markets in our primary expansion zones:

●	The United States Market Opportunity: According to the U.S. Bureau of Labor Statistics, there are approximately 370,000 active fitness trainers and instructors in the United States, representing a highly dense, established pool of qualified candidates.

●	The Canadian Market Opportunity: Data from Statistics Canada and the Canadian Occupational Projections System (COPS) indicates there are over 149,000 individuals employed in the fitness, personal training, and recreation instruction sectors across Canada, offering a robust foundation for our ongoing northern rollout.

By converting independent trainers from these large talent pools into OnCore franchise owners, the Company establishes a distinct operational model based on several core vectors:

●	Activation of Pre-Existing Local Client Bases: Experienced personal trainers typically possess established, highly loyal client followings. Transitioning these professionals into franchise owners facilitates the immediate migration of high-lifetime-value customer bases into new centers, compressing the timeline to reach operational break-even.

●	Drastic Reduction in Corporate Training Overhead: Because our target franchisees already possess deep institutional knowledge of exercise physiology and biomechanics, corporate training protocols focus exclusively on system standardization—specifically, mastering the EGYM smart circuit, managing the Google Gemini AI nutrition dashboard, and executing automated center workflows.

●	Elevated Quality of Care and Brand Advocacy: Longevity protocols require precise, professional execution. Trainer-owners possess the natural clinical empathy and technical vocabulary needed to communicate effectively with our target 40+ demographic, instilling consumer trust that non-industry operators cannot replicate.

●	Mitigation of the Fitness Industry's Labor Crisis: The broader fitness market faces chronic disruption driven by high turnover among hourly trainers. OnCore transforms top-tier coaching talent from transient employees into equity-holding business partners, creating a highly stable, motivated network of owner-operators incentivized to maximize subscription retention.

By positioning OnCore centers as a premium career ascension vehicle for the highest-performing segments of the roughly 520,000 combined North American fitness professionals, Medical Exercise Inc. leverages existing human capital to deploy high-quality, operationally disciplined centers at an optimized velocity and corporate cost structure.

Attractive Unit Economics: Low Initial Capital & Low Operating Costs

The commercial viability and rapid scaling potential of the OnCore model are driven by a financial architecture that optimizes two critical variables: minimizing initial capital expenditures (CapEx) through an efficient physical footprint and suppressing ongoing operating expenses (OpEx) via technology-driven automation.

1. Compressed Initial Capital Requirements & Footprint Optimization

Unlike competitor brands requiring facilities ranging from 5,000 to over 20,000 square feet, the OnCore center is engineered as a high-throughput micro-studio model:

●	Micro-Studio Real Estate Target: Our standardized site selection targets high-visibility retail locations measuring strictly between 1,600 and 2,000 square feet. This lean footprint drastically reduces structural lease acquisition costs, security deposits, and localized property tax allocations.

●	Reduced Build-Out and Leasehold Costs: By eliminating extensive locker room builds, large plumbing networks, group fitness rooms, or sprawling reception areas, the physical construction phase is highly compressed. Franchisees require significantly less raw material and contractor labor, resulting in total opening costs that represent a fraction of the industry average for premium wellness concepts.

●	High-Yield Spatial Efficiency: Despite the smaller footprint, spatial throughput is maximized. Because the EGYM smart circuit operates on a precise, timed, automated rotation, an OnCore facility accommodates high hourly client volume per square foot, matching or exceeding the monetization capacity of facilities triple its physical size.

2. Automated Lean Operations & Labor Suppression

Once operational, an OnCore center maintains a structurally insulated cost posture by removing the single highest expense item in brick-and-mortar fitness models: specialized manual labor.

●	The Micro-Staffing Labor Model: Traditional boutique concepts require front-desk receptionists, sales associates, and floor trainers. OnCore locations completely bypass this payroll drag via a micro-staffing framework, operating at peak capacity with only one to two employees on the floor during standard operating hours.

●	Labor Suppression via Floor Automation: The requirement for constant, 1-on-1 human supervision on the training floor is eliminated by the EGYM ecosystem. The smart machines automatically handle physical ergonomic adjustments, guide clients through repetition tracking via digital screens, and execute automated strength diagnostics.

●	Administrative Relief via AI Integration: Concurrently, our background Google Gemini AI nutrition platform handles the continuous generation of hyper-personalized dietary plans, removing the necessity of hiring expensive in-house nutritionists or clinical dietitians. Front-desk administrative overhead is similarly automated through touchless digital onboarding portals and centralized SaaS billing infrastructure.

3. Financial Implications and Accelerated Path to Profitability

The combination of compressed initial development costs and suppressed, low-overhead operating expenses lowers the traditional business break-even curve. Driven by minimal rent and highly limited payroll liabilities, an individual franchise center requires a low baseline client count to cover monthly operational expenses. Consequently, every subscription tier activated beyond the initial break-even point funnels directly into high net operating margins, shielding local center operations from rising labor costs and accelerating the path to profitability.

Corporate Financing Support Programs

To accelerate international market penetration and lower capital barriers for highly qualified operators—specifically experienced personal trainers who may lack large liquid reserves—Medical Exercise Inc. has established a multi-tiered corporate financing support framework. By providing structural assistance in securing capital, the Company de-risks the launch phase for franchise partners, expanding our recruitment pipeline while safeguarding network quality.

Our financing support infrastructure is deployed across three distinct capital pathways:

1. Institutional Third-Party Lending and Advisory Support

Because the OnCore model utilizes a standardized real estate footprint and pre-packaged EGYM asset sets, institutional lenders view our unit economics with high underwriting clarity.

●	SBA Loan Navigation Services: For franchisees expanding within the U.S. market, the Company provides dedicated corporate advisory support to navigate the Small Business Administration (SBA) loan framework, specifically the SBA 7(a) and 504 loan programs. The corporate team assists candidates in assembling institutional-grade business plans, three-year pro-forma financial projections, and localized demographic market analyses to accelerate loan approval velocities.

●	Equipment Leasing and Asset Finance Programs: The Company maintains corporate relationships with premier third-party asset-finance groups and equipment leasing networks across North America. Because core capital expenditures are concentrated in durable, technology-dense physical assets (such as EGYM smart circuits and InBody 770 scanners), we assist franchisees in securing asset-backed equipment leases to preserve their liquid working capital.

2. Direct Franchisor Financing (Select Cases)

In highly select, strategically vital cases, Medical Exercise Inc. may extend direct credit facilities or partial franchisor financing directly to the candidate. This internal capital allocation is strictly gated and reserved for premier professionals requiring minor capital bridge optimization:

●	Deferred Initial Franchise Fee Notes: On a case-by-case basis, the Company may structure a partial amortization or short-term deferral of the upfront franchise fee, converting a portion of the initial licensing payment into a structured corporate note payable over the first 12 to 24 months of operations.

●	Equipment Bridging Allocations: Where local third-party lending requires minor gap equity to complete an asset acquisition, the Company may directly finance a subset of the facility's smart technology stack. These internal notes are secured by a priority lien on the physical equipment assets of the specific franchise location, ensuring the Company retains strong asset backing.

3. Strategic Implications for Network Growth

By deploying this comprehensive capital support matrix, the Company effectively insulates its franchise development pipeline from broader macroeconomic credit tightening. Facilitating, structuring, and occasionally anchoring the financing layer establishes a defensible, rapid-deployment framework that drives predictable corporate expansion, accelerates royalty-generating center openings, and builds a stable network of high-performing owner-operators.

Multi-Unit Growth Opportunities

To maximize market penetration, capture localized economies of scale, and attract sophisticated portfolio operators, Medical Exercise Inc. utilizes an institutional-grade growth architecture. Rather than executing a center-by-center expansion, the Company deploys a scalable Area Development Agreement (ADA) framework to rapidly scale the OnCore brand across North America using data-stratified territories and regional entrepreneurial partners.

1. Data-Driven Market Segmentation

Based on extensive demographic and psychographic mapping isolating high-density population nodes with strong disposable income and concentrations of our core 40+ longevity demographic, the Company has segmented the North American market into two primary operational pipelines:

●	The United States Market: Segmented into 50 distinct regional territories representing major metropolitan or multi-county clusters.

●	The Canadian Market: Segmented into 5 distinct master territories capturing primary provincial and regional population corridors, starting in Western Canada.

2. The Area Development Manager Framework

To execute this regional rollout, the Company enters into definitive territorial contracts with qualified individuals designated as Area Development Managers (ADMs). This structure decentralizes local development. To ensure absolute operational alignment, each ADM must first become an active OnCore franchisee by personally owning and operating an initial local center. This operational foundation guarantees first-hand mastery of the EGYM automated circuit, Google Gemini AI nutrition integration, and micro-staffing unit economics before providing field support to subsequent franchisees.

3. Dynamic Revenue Sharing Architecture

ADMs are contractually responsible for marketing the OnCore concept, vetting prospective franchise applicants (targeting experienced personal trainers), and providing quality-control compliance auditing across their designated territory. In exchange for managing regional build outs and maintaining brand integrity, the Company structures a multi-tiered revenue-sharing loop:

●	Franchise Fee Participation: The ADM receives a contractually specified percentage of the upfront Initial Franchise Fee for every new franchise storefront awarded within their territorial boundaries.

●	Recurring Royalty Participation: The ADM receives an ongoing, monthly share of the gross revenue Royalty Payments generated by all operational franchise centers within their region.

4. Encouraging and Enabling Multi-Unit Franchisees

Beneath the Area Development layer, our system enables multi-unit ownership among individual operators. Because an individual OnCore center requires a minimized footprint (1,600 to 2,000 square feet) and operates on a streamlined micro-staffing model, managing multi-unit clusters is highly efficient. ADMs actively facilitate multi-unit pathways for top-performing trainers and local operators, allowing them to secure multi-store clusters within a territory. This structural clustering minimizes redundant administrative overhead, consolidates regional digital marketing spend via www.oncorelongevity.com, and compresses customer acquisition costs.

By unifying our 55 North American territories under experienced, aligned Area Development Managers incentivized to foster multi-unit growth, Medical Exercise Inc. positions itself for hyper-efficient, asset-light international scaling that replaces corporate capital expenditures with local entrepreneurial drive.

Optimized Real Estate Footprint

The physical infrastructure of an OnCore Longevity Center is engineered to disrupt traditional commercial fitness and medical clinic real estate models. Boutique fitness franchises frequently over-index on capital-intensive spaces ranging from 5,000 to over 20,000 square feet, introducing extreme fixed-cost exposure and high break-even thresholds, while medical clinics often occupy obscured office parks. OnCore bypasses these inefficiencies by standardizing a high-throughput, micro-studio retail model measuring strictly between 1,600 and 2,000 square feet to maximize spatial efficiency, suppress initial build-out costs, and guarantee high visibility.

Our real estate footprint governs site selection, construction, and monetization through three strategic mandates:

1. Premium High-Visibility Retail Positioning

Our site-selection criteria target high-traffic, A-grade retail strip centers, lifestyle plazas, and grocery-anchored commercial hubs. Positioning OnCore centers directly in the daily paths of our core 40+ demographic transforms the physical facility into a passive customer-acquisition tool. Continuous exposure of our premium exterior branding to affluent consumers drives organic foot traffic and reduces a franchisee's reliance on high-cost local digital advertising campaigns.

2. Elimination of Non-Revenue-Generating Square Footage

Every square inch of an OnCore facility is mathematically optimized to support client throughput and generate subscription revenue, eliminating non-monetized overhead like multi-stall locker rooms and group exercise studios:

●	Minimalist Amenity Footprint: Because our automated high-intensity circuits are brief and controlled, clients typically arrive and depart in workout attire. This allows us to replace massive locker blocks with simple, upscale individual changing rooms and a clean restroom footprint.

●	Turnkey Spatial Allocation: The vast majority of the 1,600 to 2,000 square foot floor plan is dedicated directly to revenue production: housing the automated EGYM smart circuit, the central EGYM Hub onboarding interface, the InBody 770 diagnostic station, and a streamlined private alcove for Google Gemini AI nutrition planning and external telehealth consultations.

3. Compressed Capital Expenditures and Accelerated Build-Out Cycles

Constraining our physical facility requirements to a uniform micro-studio footprint lowers financial and operational friction for franchise partners and Area Development Managers:

●	Suppressed Leasehold Improvement Costs: A smaller footprint requires fewer raw building materials, lower contractor labor hours, and reduced HVAC tonnage allocations. This drastically reduces the total upfront capital expenditure (CapEx) required to transform a raw commercial space into an operational OnCore location.

●	Expedited Permitting and Construction Timelines: Due to the absence of complex plumbing grids or heavy structural alterations, municipal zoning approvals, building permits, and physical construction cycles are highly compressed. This minimizes the period of "dead rent," allowing franchisees to transition swiftly from lease signing to active, revenue-generating operations.

By establishing this disciplined retail blueprint, Medical Exercise Inc. provides its franchise network with a high-margin, asset-light real estate model, unlocking access to premium spaces unavailable to larger-format competitors and allowing the brand to establish dense, high-yield regional clusters.

Private-Pay, Cash-Based Revenue Model with Zero Insurance Administrative Burden

A foundational economic pillar of Medical Exercise Inc.’s restructured business model is our absolute rejection of traditional third-party medical reimbursement architectures. OnCore Longevity Centers operate exclusively on a private-pay, cash-based consumer subscription framework, choosing not to accept, process, or interface with private health insurance providers, managed care networks, or federal healthcare programs such as Medicare and Medicaid.

By removing third-party payers, we insulate our unit economics from the structural challenges plaguing the healthcare and rehabilitation sectors, creating a high-margin revenue model for our franchise network.

1. Complete Elimination of Insurance Administrative Friction

Operating within insurance networks requires high-cost administrative staff dedicated to medical coding, claims submissions, pre-authorizations, and appeals. OnCore eliminates this bottleneck. Because our centers operate on a straight consumer-to-business (C2B) payment structure, franchisees face zero billing friction, removing requirements for specialized billing clerks or external clearinghouses. This systemic relief is a primary driver of our micro-staffing labor model, allowing a center to maintain optimal floor operations with only one to two employees per shift, suppressing fixed payroll liabilities.

2. Elimination of Accounts Receivable Risk and Compressed Cash Cycles

Traditional insurance-facing businesses suffer from volatile cash flows, with claims frequently remaining in accounts receivable (A/R) for 60 to 120 days before liquidation. OnCore converts this framework into a predictable cash cycle. All packages—including entry-level tiers of approximately $99 per month—are billed electronically via automated clearing house (ACH) bank drafts or credit card networks through our centralized SaaS digital ecosystem. Revenue is captured upfront at the commencement of each billing period, eliminating A/R liabilities, bad-debt collection expenses, and insurance "claw backs" while providing immediate liquidity to fund local operations.

3. Autonomy of Care and Consumer-Driven Valuation

Third-party reimbursement models dictate the scope of care via arbitrary clinical guidelines and restrictive billing codes, limiting revenue potential. The OnCore model shifts control to the consumer and operator. Our subscription pricing is positioned to be competitive with traditional wellness concepts, often falling below the out-of-pocket co-payment levels required by premium insurance plans for standard clinical visits.

Because our core 40+ demographic pays out-of-pocket, they approach programming with high personal commitment. Our automated EGYM BioAge tracking metrics and Google Gemini AI nutrition plans provide empirical proof of physical progression, validating the monthly investment and driving high customer lifetime value (LTV) and low subscription churn.

By establishing this private-pay financial blueprint, Medical Exercise Inc. protects corporate royalty streams and franchise operating margins from government regulatory pricing shifts, reimbursement reductions, and inflation-driven administrative overhead, allowing the network to focus on predictable financial scaling.

Our Industry & Market Trends

The Longevity and Healthy Lifespan Economy

The global health and wellness industry is undergoing a structural paradigm shift from traditional, reactive fitness models toward an advanced macro-economy centered on longevity and healthy lifespan extension. Historically, commercial fitness targeted younger demographics focused on short-term aesthetic outcomes, while the medical system remained heavily reactive, engaging consumers only after the onset of chronic disease or physical frailty.

This divide has driven the emergence of the global longevity market. According to institutional industry data, the global longevity market is valued at approximately $29 billion and is projected to expand to $67 billion by 2035, exhibiting a compound annual growth rate (CAGR) of over 9.4% through the 2026–2035 forecast period.

This market acceleration is driven by three intersecting economic, demographic, and behavioral trends:

●	The Proactive "Health Span" Mandate: Modern consumers are shifting personal objectives from simple "lifespan" extension to "health span" optimization—the preservation of physical mobility, cellular health, and metabolic resilience free from functional disability. This behavioral shift creates sustained demand for specialized, non-clinical longevity centers delivering scientifically validated, data-backed wellness modalities.

●	Demographic Expansion of the 40+ "Silver Economy": The mature demographic represents one of the most economically resilient and wealthy consumer segments in history. In the United States, adults aged 50 and older generate more than $12.5 trillion in annual economic activity, driving a substantial share of total discretionary consumer spending. Experiencing the natural, age-related acceleration of sarcopenia and metabolic drift, these affluent consumers exhibit a high willingness to allocate out-of-pocket capital toward premium, private-pay longevity subscriptions that yield measurable improvements to functional autonomy, bypassing insurance networks.

●	Convergence of Smart Technology and Precision Diagnostics: The modern longevity economy is heavily enabled by technological advancements. Consumers demand institutional-grade personalization backed by empirical proof. The industry has entered an era of "closed loop" health optimization, where kinetic data from smart training ecosystems, body composition tracking, and artificial intelligence converge to output adaptive programming. Furthermore, the widespread adoption of metabolic weight-optimization pharmaceuticals (such as GLP-1 receptor agonists) has triggered massive consumer awareness regarding the critical importance of preserving lean skeletal muscle mass.

Medical Exercise Inc., through its OnCore Longevity Centers franchise network, is strategically positioned at the center of this macroeconomic convergence. By integrating advanced EGYM smart-strengthening circuits with background Google Gemini AI precision nutrition engines, the Company capitalizes on the global shift toward data-driven, preventative health span extension, capturing premium market share within an industry that is structurally insulated from broader economic cyclicality.

The Convergence of Smart Fitness, Bio-Stratification, and AI Nutrition

The core of OnCore Longevity Centers' value proposition is the technical synthesis of three health disciplines: automated smart fitness, algorithmic bio-stratification, and generative artificial intelligence nutrition. Historically, these verticals have been isolated, forcing consumers to manage uncommunicative applications and accept impersonalized advice.

Medical Exercise Inc. unifies these vectors into a centralized digital stack integrating EGYM smart-strengthening hardware, research-grade InBody 770 bioelectrical impedance analysis, and the Google Gemini AI enterprise engine. This interoperable framework creates a self-correcting "closed loop" health optimization platform engineered to drive biological progression for our core 40+ demographic.

1. Automated Smart Fitness Ecosystem (EGYM Hardware)

The physical entry point of our technology loop is the synchronized EGYM robotic exercise circuit, which fully automates the physical interface:

●	Touchless Biometric Identification: Upon scanning an RFID smart band, robotic machines recall the client's profile and activate motorized servo-engines to instantly adjust seat height, lever positions, and range-of-motion constraints to match their exact ergonomics.

●	Dynamic Motorized Loading: Replacing traditional weight plates, an advanced electronic motor delivers variable resistance customized to the user's biomechanical strength curve. It executes automated eccentric overloading, which clinical research highlights as the primary stimulus for muscle protein synthesis, neurological motor unit recruitment, and bone mineral density retention.

●	Continuous Diagnostics: The system monitors velocity and power output for every repetition, conducting periodic maximum-strength diagnostic tests to automatically scale the client's operational resistance window and remove training plateaus.

2. Algorithmic Bio-Stratification

Bio-stratification uses objective biomarkers from the EGYM Hub camera-guided mobility trackers and the InBody 770 multi-frequency BIA analyzer to sort individual clients into precise biological classifications rather than chronological age brackets:

●	Segmental Tissue Isolation: The InBody 770 emits six distinct frequencies across five body segments to measure dry lean mass balance, intracellular/extracellular fluid ratios, and whole-body Phase Angles (cell membrane capacitance and vitality).

●	Visceral Risk Mapping: The system quantifies the client’s precise Visceral Fat Area (VFA), isolating the internal adipose tissue that drives chronic systemic inflammation and metabolic deceleration.

●	The EGYM BioAge Interface: Cloud algorithms aggregate these diagnostics into a single EGYM BioAge score broken down into four distinct quadrants: Strength Age, Metabolic Age, Flexibility Age, and Cardiovascular Age. These metric isolates specific physiological deficiencies to stratify clients into custom care pathways.

3. Generative Artificial Intelligence Nutrition (Google Gemini AI)

The final vector translates biological classifications into daily dietary adjustments through our custom integration with Google Gemini AI, replacing traditional static templates with dynamic metabolic support:

●	Dynamic Caloric and Macro Recalibration: When a client completes a circuit or body scan, performance data, skeletal muscle mass metrics, and metabolic shifts are routed via cloud API to the background Google Gemini AI engine. The platform immediately updates the client's nutritional architecture.

●	Hyper-Personalized Content Generation: The Gemini AI engine processes these real-time biological signals alongside personal food sensitivities and longevity goals to output customized, step-by-step recipes, structured daily menus, and automated weekly grocery lists to the client's mobile dashboard.

●	Clinical Relevance: This model is vital for older adults requiring precise protein-to-energy distributions to combat sarcopenia, as well as individuals utilizing modern metabolic weight-optimization medications (such as GLP-1 receptor agonists) who must safeguard lean skeletal muscle mass during rapid weight loss.

4. Total Enterprise Synchronization

By engineering a unified continuum where smart fitness, empirical bio-stratification, and advanced generative AI operate synchronously, Medical Exercise Inc. achieves high operational and commercial efficiency. The automated technology layer drives proven health outcomes while eliminating the requirement for high-cost local labor pools like in-house nutritionists, diagnostic technicians, and constant 1-on-1 floor trainers. This complete tech convergence positions the Company to scale its high-margin franchise network rapidly across North America with optimized unit-level profitability.

Our Growth Strategy

Domestic and International Franchise Rollout Plan

To maximize shareholder value and accelerate global deployment of the OnCore Longevity Centers brand, Medical Exercise Inc. utilizes an asset-light North American and international scaling framework. The Company expands strictly through an institutional-grade Area Development Agreement (ADA) architecture. This framework shifts localized development and compliance onto regional partners while positioning the Company to collect predictable, high-margin upfront fees and long-term recurring revenue streams.

1. Demographic and Economic Market Segmentation

Our territory boundaries are structured based on regional household net worth, disposable income indices, and dense concentrations of our target 40+ longevity demographic. The North American market is split into two primary pipelines:

●	The United States Footprint: The domestic U.S. market is segmented into 50 distinct regional territories, encompassing major metropolitan statistical areas or affluent multi-county clusters.

●	The Canadian Footprint: The Canadian market is segmented into 5 strategic provincial master territories, capturing primary population corridors and urban economic hubs.

2. The Area Development Manager (ADA) Operational Model

The Company partners with well-capitalized entrepreneurial stakeholders designated as Area Development Managers (ADMs) to eliminate fragmented single-unit recruitment. To preserve brand integrity, technical standardization, and quality of care, every ADM is contractually required to first establish, own, and operate a local OnCore franchise center. This mandatory operational prerequisite ensures each regional manager possesses direct mastery of our core systems—specifically EGYM hardware circuits, InBody 770 diagnostic loops, and the Google Gemini AI nutrition dashboard—to serve as an institutional-grade field resource for subsequent sub-franchisees.

3. Capital Velocity via Multi-Tiered Revenue Sharing

ADMs assume localized responsibility for marketing the OnCore concept, vetting prospective franchise applicants (targeting qualified personal trainers), assisting with site selection, and conducting operational audits. In exchange for executing field management, the Company aligns their economic incentives with corporate top-line growth through a multi-tiered revenue-sharing framework:

●	Initial Capital Ingestion: The ADM receives a contractually specified percentage of the upfront Initial Franchise Fee collected for every franchise storefront awarded within their territorial boundaries.

●	Recurring Scalable Royalty Streams: The ADM receives an ongoing, monthly contract portion of the gross revenue Royalty Payments submitted by all operating franchise locations inside their regional cluster.

4. Multi-Unit Optimization and Global Scalability

Beneath the master territory layer, our growth strategy enables multi-unit ownership among individual center operators. Because the standardized OnCore layout requires a compressed real estate footprint (1,600 to 2,000 square feet) and operates on an automated, low-overhead micro-staffing model, multi-unit expansion is operationally fluid.

Multi-unit operators can pool regional advertising funds to achieve local market media dominance via our centralized web architecture, www.oncorelongevity.com, share management personnel across adjacent clusters, and suppress customer acquisition costs. As North American territories mature, the Company intends to replicate this asset-light Area Development framework within targeted international jurisdictions, including Western Europe, Asia-Pacific, and Latin America, insulating its corporate balance sheet from direct real estate development liabilities.

Inaugural Canadian Flagship Launch (Regina, Saskatchewan)

To initiate our international expansion and establish a standard operational blueprint, the Company finalized its entry into the Canadian market post-fiscal year-end. On May 5, 2026, the Company executed its first definitive Franchise Agreement with Degco Fitness Ventures Ltd. ("Degco"), a specialized fitness and wellness development corporation organized under the laws of Saskatchewan, Canada.

To ensure absolute execution alignment, Degco is owned and directed by Matthew Degelman, who concurrently serves as the President of Medical Exercise Inc. This strategic insider arrangement allows the Company to tightly control initial deployment, ensuring corporate executive leadership directly manages the field crystallization of the OnCore model.

The launch sequence for our inaugural Canadian flagship incorporates several key operational and real estate milestones:

●	Flagship Location and Leasehold Integration: Degco has executed a long-term commercial lease agreement for a premium, high-visibility retail facility located at 4057 Albert Street, Regina, Saskatchewan, Canada. The site measures approximately 2,100 square feet, representing the upper ceiling of our standardized retail real estate footprint. Positioned on a primary commercial artery, this flagship facility provides prominent road exposure and access to our core 40+ demographic.

●	Turnkey Technology and Asset Deployment: The Regina flagship serves as our primary international showcase for technological interoperability. The facility is undergoing leasehold improvements to accommodate fully automated EGYM smart-strengthening hardware circuits, the EGYM Hub touchless onboarding interface, and research-grade InBody 770 bioelectrical impedance analyzers to drive bio-stratification and client EGYM BioAge tracking.

●	Operational Commencement and Pre-Sales Pipeline: Commercial operations, client onboarding, and subscription pre-sales are projected to officially commence in September 2026. Corporate marketing resources are actively building an inbound consumer waitlist via localized sub-portals on our centralized web platform, www.oncorelongevity.com.

●	Cross-Border Clinical Referrals (Pillar 4 Validation): To fulfill Pillar 4 (Medical Support) within the Canadian regulatory framework, the Regina facility has established local routing protocols with Science & Humans (Canada's largest specialized digital endocrine and hormone health platform). This integration allows the Regina center to provide Canadian clients with a seamless, out-of-pocket referral pathway to licensed Canadian Nurse Practitioners for lab-driven hormone replacement therapy and responsible metabolic weight-loss pharmaceuticals (such as GLP-1 receptor agonists) while protecting the franchise unit from direct clinical liability.

The execution of the Degco franchise agreement and the upcoming September 2026 launch in Regina represent a critical proof of concept. The unit-level economics, customer acquisition metrics, and recurring subscription retention rates generated by the Regina flagship will be used directly by our corporate team and Area Development Managers to accelerate sub-franchise lead conversion across the expanding international longevity economy.

Operational and Corporate Infrastructure

Sales and Marketing: Franchise Lead Generation and Recruitment

Following our strategic pivot away from capital-intensive, corporate-owned facilities, the Company’s primary sales pipeline centers on franchise network expansion. Our recruitment architecture targets, educates, and converts certified fitness professionals and experienced personal trainers into OnCore franchise owners. By focusing on pre-vetted industry talent rather than passive institutional investors, we reduce corporate sales friction, accelerate site deployment, and safeguard brand integrity.

The corporate franchise recruitment apparatus utilizes a multi-channel, business-to-business (B2B) digital marketing strategy to source qualified candidates:

●	Centralized Digital Ingestion: The primary vehicle for candidate acquisition is our official web portal, www.oncorelongevity.com, which features a secure franchise portal housing online applications, automated geographic territory verification maps, marketing materials, and standardized Franchise Disclosure Document (FDD) access controls.

●	Targeted Business Networks: We deploy targeted digital advertising campaigns across professional networks (such as LinkedIn and specialized industry publications) to target independent studio owners, head trainers, and elite coaches located within our 55 North American target territories.

●	Decentralized Field Ingestion via ADAs: Concurrently, our Area Development Managers (ADMs) operate as localized lead-generation engines. Because each ADM possesses exclusive territorial rights and receives a contractually specified percentage of the upfront Initial Franchise Fee, they leverage local networks to identify, interview, and recruit top-tier training talent.

All inbound candidates undergo a rigorous corporate vetting sequence analyzing their clinical training background, local client retention metrics, creditworthiness, and operational capabilities. Once approved by both the regional ADM and the corporate executive team, the candidate executes our standardized franchise agreement, triggering upfront fee liquidation and initiating the site-selection phase.

Sales and Marketing: Local Client Acquisition and Branding Support

To accelerate the commercial activation of new franchise units and compress the timeline to operational break-even, the Company provides its partners with a turnkey consumer marketing blueprint. This framework bridges centralized corporate digital infrastructure with localized tactical execution, assisting trainer-franchisees with consumer digital acquisition and hyper-local brand positioning.

Our consumer marketing framework operates through four core channels:

●	Centralized Web Infrastructure: Rather than requiring separate, non-compliant local websites, every center is assigned a standardized sub-portal hosted directly on our main domain (e.g., https://oncorelongevity.com/locations/). This architecture allows the corporate team to manage brand consistency, security, and automated booking forms while providing a custom localized storefront.

●	Turnkey Pre-Sales Marketing Funnels: The Company provides pre-configured digital asset libraries and paid social media ad campaigns (targeting Meta and Google) tailored specifically to the affluent 40+ longevity demographic. These funnels are activated up to 90 days prior to a center's opening, allowing operators to capture inbound leads and build a recurring subscription pipeline before commercial operations commence.

●	Continuous Brand and Collateral Management: To maintain our premium, non-clinical boutique identity, the corporate design team provides absolute creative control and standardized assets for all consumer touchpoints. This includes exterior signage, interior environmental designs, uniform guidelines, and direct-mail collateral targeting high-income residential zip and postal codes surrounding the 1,600 to 2,000 square foot retail space.

●	Centralized Lead Routing and Conversion Analytics: When a prospect engages with our digital ad infrastructure, our cloud platform reads the consumer's geographic data and routes the lead directly to the corresponding local franchise database. The system then deploys automated email and SMS nurture sequences to guide the prospect into booking an initial 1-on-1 consultation, EGYM Hub mobility scan, and InBody 770 assessment.

By combining digital marketing automation with high-visibility retail placement, Medical Exercise Inc. provides its network with a low-friction customer acquisition engine that drives client lifetime value (LTV), minimizes advertising waste, and ensures an uncompromised, premium global identity.

Intellectual Property and Proprietary Systems

The Company’s long-term competitive position, brand equity, and capacity for international expansion depend significantly on our proprietary technology systems, software infrastructure, operational trade secrets, and brand identifiers. Following our corporate restructuring, Medical Exercise Inc. operates primarily as an intellectual property licensing platform, providing independent franchise partners and Area Development Managers with a turn-key operational blueprint.

We protect our proprietary interests across three core asset categories through a combination of trademark filings, copyright protections, trade secret protocols, and non-disclosure contractual mandates:

1. Trademarks and Brand Identifiers

Our corporate name, stylized brand logos, color treatments, and marketing slogans are critical to establishing international brand recognition. The Company intends to file definitive trademark applications protecting the word mark "OnCore Longevity Centers" and our specific stylized geometric brand logos with federal intellectual property offices in our primary growth markets:

●	United States Market: Applications filed with the United States Patent and Trademark Office (USPTO) under classifications governing franchise business management, health club operations, and physical conditioning services.

●	Canadian Market: Parallel applications filed with the Canadian Intellectual Property Office (CIPO) to support expansion in Saskatchewan and subsequent provincial buildouts.

While these federal registrations are pending final administrative approval, the Company asserts common-law trademark protections over the OnCore brand identity and actively polices the commercial marketplace to prevent unauthorized utilization or dilution of our marks.

2. Proprietary Operational Manuals and Trade Secrets

This intellectual property is codified within our comprehensive OnCore Franchise Operations Manuals, which provide a disciplined, step-by-step framework for executing our business model:

●	Systematized Business Workflows: These confidential manuals dictate operational standards for center design, site selection within our 1,600 to 2,000 square foot retail guidelines, micro-staffing recruitment profiles, customer acquisition funnels, and automated subscription tier management.

●	The 4-Pillar Methodological Blueprint: The manuals detail the proprietary instructional protocols for delivering our integrated 4-Pillar Model (Smart Strength Training, Precision Nutrition, Dynamic Assessments, and Medical Affiliates), including High-Intensity Strength Training (HIST) safety guidelines and the precise diagnostic sequencing required to generate client EGYM BioAge metrics.

The Company restricts access to these manuals through secure, encrypted digital franchise portals. All Area Development Managers, franchisees, and employees are contractually bound by perpetual non-disclosure covenants and restrictive non-compete clauses.

3. Digital Assets and Custom Software Integrations

Our digital ecosystem serves as the technological layer that unifies our franchise network and generates operational efficiencies:

●	Corporate Web Properties: The Company holds exclusive rights to our primary corporate web domain, www.oncorelongevity.com, alongside all associated regional sub-domains and investor relations interfaces.

●	Proprietary AI Prompt Libraries and Data Routing Loops: While we utilize foundational enterprise architectures from EGYM and Google Gemini AI, the precise middleware integrations, custom data-routing APIs, and specialized engineering prompts that power our Pillar 2 (Precision Nutrition) platform are completely proprietary to Medical Exercise Inc. Our custom artificial intelligence engineering scripts ingest fluid biometric metrics from the EGYM cloud and instantly synthesize them into personalized menus and grocery lists tailored for the 40+ demographic. This custom software behavior represents a highly defensible digital asset that operates at zero marginal labor cost.

By maintaining strict control over our intellectual property portfolio, Medical Exercise Inc. ensures global uniformity of the OnCore brand experience, shields its business model from competitive encroachment, and builds a robust, asset-light corporate balance sheet driven by proprietary intangible assets.

Competition

The global commercial markets for health, wellness, longevity science, and premium fitness are highly fragmented, intensely competitive, and subject to rapid technological and consumer shifts. Following our strategic restructuring, Medical Exercise Inc. operates at the multi-disciplinary intersection of several market sectors. We primarily compete for high-performing franchisees (specifically experienced personal trainers) and affluent consumer clients (adults aged 40 and older) across four major competitive verticals:

1. Boutique Fitness Studios and Premium Health Clubs

We compete with traditional high-end health clubs, big-box fitness networks, and specialized boutique fitness franchises (such as F45, Orangetheory Fitness, and specialized Pilates or strength concepts).

●	Our Competitive Advantage: Traditional fitness models over-index on younger consumer segments, focusing on aesthetic outcomes or complex group classes that introduce high injury risks for older adults. Furthermore, they rely on labor-intensive, unstandardized human personal training models carrying high operating costs.

●	The OnCore Distinction: OnCore provides a non-intimidating, low-risk, tech-forward environment. By standardizing our High-Intensity Strength Training (HIST) circuit entirely through the automated EGYM ecosystem, we deliver personalized, biomechanically flawless musculoskeletal conditioning optimized exclusively for the 40+ demographic.

2. Emerging Longevity and Biohacking Centers

This segment includes boutique longevity lounges, wellness social clubs, and dedicated "biohacking" centers offering fragmented modalities (such as cold plunges, infrared saunas, hyperbaric oxygen chambers, and red-light therapies).

●	Our Competitive Advantage: While these concepts generate consumer awareness around the longevity economy, they frequently suffer from high CapEx requirements for low-throughput equipment and lack a core physical strengthening component.

●	The OnCore Distinction: OnCore differentiates itself through a highly structured, data-driven 4-Pillar Model. Rather than relying on passive wellness trends, our model anchors longevity around the empirical biological baseline of muscle retention, metabolic optimization, and medical-grade tracking to drive long-term subscription compliance.

3. Traditional Anti-Aging, Hormone, and Wellness Clinics

We compete indirectly with brick-and-mortar anti-aging practices, boutique endocrinology clinics, and wellness facilities offering hormone replacement therapy (HRT) or medical weight-management solutions.

●	Our Competitive Advantage: These medical operators are traditionally reactive, capital-intensive, and saddled with extreme real estate overhead, medical malpractice liabilities, and intense insurance regulatory compliance tracking.

●	The OnCore Distinction: Medical Exercise Inc. has engineered an asset-light, decentralized approach to clinical wellness. OnCore centers operate purely as non-clinical retail spaces. Through strategic regional partnerships with digital health networks—such as PeterMD in the U.S. and Science & Humans in Canada—we provide clients with a seamless digital referral vector to licensed medical practitioners, insulating our franchise network and corporate balance sheet from direct clinical liabilities.

4. Digital Fitness Applications and AI Nutritional Coaching Platforms

We compete with direct-to-consumer fitness tracking applications, virtual personal training software, and standalone AI-powered dietary programs.

●	Our Competitive Advantage: Software-only applications suffer from chronic user abandonment and low engagement because they lack physical verification, real-world community accountability, and direct integration with physical hardware.

●	The OnCore Distinction: OnCore closes the loop between software and brick-and-mortar reality. Our custom Google Gemini AI nutrition dashboard does not rely on subjective data; it ingests empirical data streamed directly from the client’s EGYM workout performances and InBody 770 body composition scans to produce precise, dynamic menus that change alongside real-time physical progress.

Our highly differentiated focus on the booming 40+ longevity market, coupled with our proprietary technological integrations and asset-light corporate structure, provides us with deep competitive advantages, positioning Medical Exercise Inc. to capture dominant, long-term institutional market share within the international health span economy.

Human Capital Resources

1. Corporate Infrastructure and Philosophy

Following the cessation of our direct clinical operations during the fiscal year ended March 31, 2026, the Company re-engineered its human capital architecture. Our legacy model required a large, capital-intensive localized labor pool of clinic managers, physical therapists, billing clerks, and administrative staff.

Under our pure-play franchising model for OnCore Longevity Centers, the Company operates with a streamlined, asset-light corporate infrastructure. Corporate workforce resources are strictly focused on high-leverage macro-operations: advancing core intellectual property, managing centralized cloud platforms (including www.oncorelongevity.com), refining automated EGYM and Google Gemini AI technology integrations, and delivering compliance and marketing support to our franchise network.

2. Workforce Demographics and Lean Execution

As of March 31, 2026, our corporate headquarters consists of specialized professionals. This lean infrastructure minimizes fixed corporate overhead while maximizing revenue throughput per employee. We scale operational capacity externally by utilizing software automation and assigning regional recruitment, training, and compliance enforcement to Area Development Managers (ADMs) across our 55 designated North American territories.

Our corporate staff is organized into four core disciplines:

●	Executive Leadership and Strategy: Oversees international brand expansion, capital allocation, corporate governance, and SEC regulatory compliance.

●	Franchise Development and Compliance: Manages the Area Development pipeline, underwrites franchise applications, administers Franchise Disclosure Documents (FDDs), and executes legal territory protections.

●	Technology and Systems Integration: Manages our proprietary digital core, maintains custom data-routing APIs, and engineers background Google Gemini AI prompt engines for automated nutrition solutions.

●	Brand Management and Turnkey Marketing: Curates and distributes centralized digital ad campaigns, pre-sales marketing funnels, and standardized brand collateral to accelerate client acquisition.

3. Talent Attraction, Retention, and Franchise Alignment

Our corporate recruitment strategy focuses on attracting top-tier executive talent with backgrounds in franchise scaling, enterprise software architecture, and international brand management. We maintain a high-performance corporate culture by aligning employee compensation directly with shareholder value via milestone-driven equity plans and performance bonuses tied to network store-opening velocities.

Concurrently, we mitigate the fitness industry's chronic labor crisis through our franchise selection strategy. By targeting experienced personal trainers to become local franchise owners, we eliminate the operational risks associated with hiring entry-level gym staff. Our model empowers elite trainers to transition from hourly employees into equity-holding business owners, establishing a self-motivated network of local owner-operators incentivized to maintain brand standards and drive high-margin subscription retention without requiring corporate payroll support.

Corporate Facilities

The Company’s physical facilities strategy reflects our transition to an asset-light, pure-play franchising model. Following the liquidation of our corporate-owned clinical sites, the Company no longer owns any real property, nor do we maintain large corporate office footprints or centralized warehouses. Our operations are conducted through a streamlined network of compliance addresses, decentralized remote executive functions, and strategic cross-border spaces.

The Company’s facilities framework consists of the following locations:

1. United States Statutory Compliance Office

The Company maintains its registered statutory legal office at 7901 4th St N, STE 300, St. Petersburg, FL 33702. This facility serves as our official address for corporate registrations, statutory filings, the service of legal process, and communications with regulatory bodies like the SEC and FTC. Administrative tasks are managed via corporate service networks to ensure low-overhead maintenance of our domestic standing.

2. Canadian Operational Hub and Shared Facility Sub-Lease

To support our international rollout and establish a physical administrative anchor within our initial Canadian target market, the Company entered into a definitive commercial Sub-Lease Agreement with Degco Fitness Ventures Ltd. ("Degco"), our inaugural Canadian franchise partner.

●	Facility Parameters and Geographic Positioning: Under the agreement, the Company sub-leases approximately 110 square feet of dedicated administrative office space located within Degco’s franchise facility at 4057 Albert Street, Regina, Saskatchewan, Canada. This co-located space positions our corporate team inside our initial field training site, providing executive leadership with operational oversight and direct access to our core technology platforms.

●	Financial Terms and Pro-Rata Cost Commitments: The Company is responsible for its pro-rata share of ongoing occupancy costs associated with the master property, including proportional allocations of base commercial rent, property taxes, building insurance, and utilities. This configuration minimizes fixed corporate liabilities and protects working capital reserves.

3. Adequacy of Facilities

Management believes that our existing corporate facilities are highly optimized, operationally adequate, and sufficient to meet current administrative and regulatory requirements. As our Area Development Manager (ADM) network expands across our 55 designated North American territories, we intend to utilize similar shared-space or co-located sub-lease structures within regional flagship centers to support localized training without incurring direct, multi-decade commercial lease liabilities at the corporate level.

Regulatory and Compliance Environment

Franchise Disclosure and Relationship Regulations

As an international franchisor of the OnCore Longevity Centers brand, Medical Exercise Inc. operates in a highly regulated environment. The offer, sale, and management of franchises are subject to extensive federal, state, and provincial laws in the United States, Canada, and other international jurisdictions designed to protect purchasers and Area Development Managers through pre-sale financial disclosures. Non-compliance can result in severe civil or criminal penalties, mandatory contract rescission, monetary fines, and the freezing of our expansion pipelines.

1. United States Federal Regulation (The FTC Franchise Rule)

In the United States, our marketing and sales operations are governed by the Federal Trade Commission (FTC) Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising" (16 C.F.R. Part 436):

●	The Franchise Disclosure Document (FDD): The Company is mandated to maintain and annually update a standardized FDD containing detailed disclosures across 23 specific items, including executive backgrounds, litigation histories, fee architectures, startup ranges, and audited financial statements.

●	Mandatory Pre-Sale Delivery Windows: The FDD must be formally delivered to a prospective franchisee or Area Development Manager at least 14 calendar days before signing any binding agreement or submitting payment.

●	Financial Performance Representations (Item 19): Any representation regarding actual or potential sales, gross profits, or net operating income can only be made within Item 19 of the FDD. These representations must possess a reasonable basis, be backed by empirical data, and present median and average historical results alongside unit contraction rates.

2. United States State-Level Franchise Regulations

Beyond federal oversight, the Company must comply with state-specific franchise laws across three categories:

●	Franchise Registration States: In approximately 14 states (e.g., California, New York, Illinois), the Company is prohibited from offering or selling a franchise until our FDD has been formally filed with and approved annually by state regulatory bureaus.

●	Franchise Filing and Business Opportunity States: Multiple states (e.g., Florida, Connecticut) maintain "Business Opportunity" notice filing laws, requiring notice filings and statutory fees to ensure compliance.

●	Franchise Relationship Statutes: Several states enforce laws restricting the Company’s autonomy regarding contract renewals, territory carve-outs, transfers of ownership, and terminations, frequently requiring a showing of "good cause" and providing the franchisee a mandatory period to cure defaults.

3. Canadian Provincial Franchise Regulations

Our international expansion into Canada - including our franchise agreement with Degco Fitness Ventures Ltd. and flagship launch in Regina, Saskatchewan - is subject to provincial legislation. Canada does not maintain a federal franchise regulatory body; individual provinces enforce statutory regimes, such as the Arthur Wishart Act (Franchise Disclosure), 2000 in Ontario, and parallel disclosure acts in Alberta, British Columbia, Manitoba, New Brunswick, and Prince Edward Island:

●	Provincial Disclosure Obligations: Comprehensive single-document disclosure packets must be provided to prospective Canadian operators at least 14 days prior to agreement execution. Failure to disclose all "material facts"—any information expected to affect the prospective value or acquisition decision—grants the franchisee a statutory right to rescind the agreement within two years, forcing the Company to repurchase equipment and refund all initial fees.

●	The Statutory Duty of Fair Dealing: Canadian provincial laws impose an unalterable duty of good faith and fair dealing on both parties during contract performance and enforcement, subjecting corporate enforcement actions and audits to judicial scrutiny.

4. Strategic Compliance Management

To manage this multi-layered regulatory architecture without inflating corporate overhead, the Company leverages its Area Development Manager (ADM) territory layout. Our ADMs assume localized responsibility for supervising regional regulatory changes, validating sub-franchisee compliance, and filtering regional advertising through corporate guidelines. Concurrently, the Company retains specialized external franchise counsel to manage annual FDD registration updates and monitor state-level and international legal landscapes.

Consumer Health, Wellness, and AI Data Privacy Regulation

Because Medical Exercise Inc. operates a unified digital ecosystem integrating advanced robotics, biometric diagnostic scanning, and generative artificial intelligence, our corporate framework is subject to increasingly stringent data privacy and consumer protection statutes. While our pure-play franchise network operates on a private-pay, cash basis and is structurally insulated from direct medical insurance reporting liabilities, the data types we ingest, route, and analyze—including body composition metrics, physical performance data, and AI-driven lifestyle recommendations—are heavily regulated.

Our technology compliance operations are governed across two primary regulatory vectors:

1. Biometric Tracking and Consumer Health Data Regulations

The collection and longitudinal tracking of client physical metrics—via the InBody 770 Bioelectrical Impedance Analysis (BIA) scanner and the camera-guided EGYM Hub interface—subject the Company and its franchisees to overlapping biometric privacy regimes:

●	State-Level Biometric Statutes: The Illinois Biometric Information Privacy Act (BIPA), alongside comprehensive privacy acts in California (CCPA/CPRA), Texas (TDPSA), and Virginia (VCDPA), apply broad legal definitions to biometric information. Because biometric markers are immutable, these statutes mandate that our local centers obtain explicit, written opt-in consent before diagnostic execution, maintain public data retention/destruction policies, and enforce absolute bans on the sale or unauthorized cross-border transmission of consumer biological profiles.

●	Health and Wellness Privacy Expansion: Regulators have extended health privacy protections to encompass consumer-facing digital wellness applications that fall outside the traditional scope of HIPAA. Washington’s My Health My Data Act serves as a national standard, creating private rights of action and imposing strict operational restrictions on entities capturing consumer wellness markers, requiring explicit consent for data processing and imposing geofencing limitations around facilities.

●	The FTC Health Breach Notification Rule: Under federal provisions, the Federal Trade Commission (FTC) aggressively monitors mobile health and wellness applications tracking physical or metabolic performance. If our centralized digital ecosystem or mobile application experiences a security breach involving unencrypted consumer metrics, the Company is legally required to execute immediate notifications to affected consumers, the FTC, and national media outlets.

2. Generative Artificial Intelligence and Algorithmic Governance

Our proprietary integration of Google Gemini AI to power Pillar 2 (Precision Nutrition) places the Company under emerging state, federal, and international artificial intelligence regulatory oversight:

●	FTC Algorithmic Enforcements: The FTC utilizes its authority under Section 5 of the FTC Act to police companies deploying AI within consumer services. The agency mandates that AI-driven recommendations have an empirical basis, remain transparent, and avoid discriminatory sorting. If an AI platform outputs misleading or harmful advice ("hallucinations"), the deployer faces unfair trade practice liability, which can include mandatory algorithmic disgorgement (forced destruction of models and prompt libraries).

●	State AI Transparency Mandates: Emerging state legislation, including the Utah AI Policy Act, imposes clear transparency requirements on entities utilizing generative AI. Under these laws, our client platforms must provide prominent disclosures informing the consumer that they are interacting with an AI engine at the commencement of the consultation sequence.

3. Data Architecture and Risk Mitigation Strategy

To navigate this fragmented data security environment without inflating corporate overhead, Medical Exercise Inc. enforces strict data stewardship protocols across our enterprise software layer:

●	Disabled Vendor AI Training Toggles: At the enterprise contract level, the Company has configured its API architecture to enforce comprehensive data-isolation toggles. Our custom configurations explicitly bar Google Gemini from utilizing our clients' biometric parameters, lean mass metrics, or dietary outputs for public model training.

●	Mandatory Multi-Factor Authentication and Encryption: Our digital platform requires multi-factor authentication (MFA) for all corporate, franchisee, and Area Development Manager portal logins. All client data—whether at rest on our secure cloud servers or in transit—is fully encrypted.

By maintaining a legally sound stance on biometric tracking security and artificial intelligence data governance, Medical Exercise Inc. minimizes technological liabilities, insulates its franchise partners from data-handling penalties, and reinforces consumer trust in the OnCore brand.

Item 1A. Risk Factors

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

Risks Related to Our Business

We have a limited operating history under our restructured asset-light franchise model, which makes it difficult to evaluate our forward performance and increases the risk of your investment.

Following a comprehensive corporate restructuring finalized during the fiscal year ended March 31, 2026, the Company ceased its legacy owner/operator back pain clinic model, rebranded its operational infrastructure to OnCore Longevity Centers, and transitioned exclusively into a pure-play, asset-light international franchising platform. While our corporate predecessor commenced clinical operations in February 2024, we have no meaningful operating history under our current commercial architecture, which relies on licensing our intellectual property to Area Development Managers (ADAs) and independent franchise partners across 55 newly segmented North American territories.

Consequently, any evaluation of our historical financial statements, clinical operational metrics, or legacy revenue streams is unrepresentative of our forward-looking corporate trajectory. Investors cannot rely on our past performance to predict future operational velocity, store-opening cadences, or royalty-generating capacity. Our long-term commercial viability must be judged solely on our ability to execute this unproven franchise model, which introduces significant execution risks, including our capacity to:

●	Attract, vet, and contract with qualified ADAs across 50 distinct United States and 5 Canadian regional markets.

●	Successfully recruit and convert experienced independent personal trainers into equity-owning, multi-unit franchise operators.

●	Maintain absolute standardization and quality control across decentralized third-party facilities utilizing our integrated 4-Pillar Model (Smart Strength Training, Precision Nutrition, Dynamic Assessments, and Medical Affiliates).

●	Enforce continuous technical compliance regarding our critical backend cloud infrastructure integrations with EGYM smart-strengthening circuits and Google Gemini AI precision nutrition engines.

Because our new model is structurally dependent on the entrepreneurial execution, capital liquidity, and local marketing success of independent third-party operators, we cannot assure investors that our flagship launch in Regina, Saskatchewan in September 2026, or any subsequent regional openings, will achieve commercial traction or sustained subscriber retention. If our target market of affluent consumers aged 40 and older fails to adopt our private-pay, cash-based longevity programming at the scale we anticipate, or if our franchise rollout experiences systemic regulatory or construction delays, our new business model may fail.

As a result, our corporate scaling remains subject to all the financial instability, operational pivots, unpredicted expenses, and regulatory bottlenecks encountered by early-stage, unproven concepts, increasing the speculative nature of your investment and potentially resulting in the total loss of your capital.

We have a history of net losses and can give no assurance that we will achieve or sustain corporate profitability under our rebranded OnCore Longevity platform.

Since inception, we have engaged primarily in research and development, corporate restructuring, brand engineering, and the systematic design of our international franchise infrastructure. As a result, we have a history of net losses, including a significant accumulated deficit as of March 31, 2026. These historical losses were primarily driven by the high capital expenditures and heavy fixed operating costs required to maintain our legacy, owner-operated back pain clinical sites, coupled with the administrative overhead associated with managing a publicly traded entity.

While we have terminated legacy clinical operations and transitioned to an asset-light, pure-play franchising model under the OnCore Longevity Centers brand, we expect to continue to incur significant corporate expenses moving forward. Operating expenses will increase as we expand our North American footprint, enhance custom data-routing APIs, protect pending trademarks with the USPTO and CIPO, and deliver marketing support to our Area Development Managers (ADAs). As a public company listed on the OTCQB market, we will also face substantial, non-negotiable legal, auditing, and regulatory filing costs to maintain compliance with SEC and FINRA requirements.

Consequently, to achieve and sustain corporate profitability, we must generate substantial revenues from our new franchise channels. Our forward-looking financial viability is entirely dependent on the velocity and success of our territory rollouts. We must successfully obtain upfront Initial Franchise Fees across our 50 designated United States and 5 Canadian regional markets and rapidly capture high-margin, recurring monthly Royalty Payments from operational centers.

Because we are in the earliest stages of network deployment, we cannot assure you that we will ever achieve or sustain profitability. Our inaugural Canadian flagship center in Regina, Saskatchewan, is not scheduled to commence commercial operations until September 2026, meaning we will generate no active subscription royalty streams from this location until that time. Our ability to capture revenue is subject to numerous factors beyond our direct corporate control, including:

●	The financial capability and local marketing execution of independent franchise operators.

●	The velocity at which ADAs can identify and sub-franchise to qualified personal trainers within their territories.

●	Fluctuations in consumer discretionary spending, particularly among our core 40+ demographic, regarding out-of-pocket, private-pay health span subscriptions.

●	Macroeconomic pressures, inflation-driven real estate cost increases, or construction delays disrupting the physical build-out of our standardized 1,600 to 2,000 square foot retail micro-studios.

If we are unable to sell franchise territories at the rate we anticipate, or if individual franchise locations fail to retain a stable, low-churn subscriber base, our revenue will be insufficient to offset corporate overhead. A failure to achieve or maintain profitability would severely depress our corporate valuation, impair our ability to raise additional expansion capital, and could ultimately force us to cease operations, rendering your common stock worthless.

We are substantially dependent on our Area Development Managers (ADAs) to build out designated North American territories and recruit qualified sub-franchisees.

Under our asset-light corporate growth strategy, the expansion of the OnCore Longevity Centers brand across our 55 designated North American markets (50 regional territories in the United States and 5 master territories in Canada) depends heavily on the operational execution, financial capacity, and recruitment velocity of our Area Development Managers (ADAs). Rather than managing a corporate-owned pipeline of regional storefronts, we delegate localized marketing, franchise lead generation, and regulatory quality audits to these independent partners. Consequently, our corporate scaling, upfront franchise fee liquidation, and recurring royalty revenue are structurally tied to the performance of a decentralized network of third-party stakeholders.

This structural dependence introduces significant operational risks that could materially and adversely affect our financial standing:

●	Territorial Stagnation and Rollout Delays: Each ADA enters into a milestone-driven schedule contractually dictating center openings over a 120 month window. If an ADA lacks capital liquidity, encounters local commercial zoning restrictions, or faces construction bottlenecks within their standardized 1,600 to 2,000 square foot retail footprints, our regional expansion will stall. Because we grant exclusive territorial rights, an underperforming ADA can block competing applications and freeze brand density across an entire metropolitan area.

●	Recruitment and Sub-Franchise Conversion Deficits: ADAs are responsible for targeting independent, certified personal trainers to become local franchise owners. If an ADA fails to successfully market the franchise concept or convert experienced trainers into operators, our upfront Initial Franchise Fee velocity will contract, directly harming our short-term liquidity.

●	Brand Dilution and Quality Control Failures: Our ADAs serve as our primary local compliance enforcement mechanism. If an ADA fails to execute routine field inspections or permits sub-franchisees to deviate from our 4-Pillar Model, modify our proprietary High-Intensity Strength Training (HIST) safety parameters, or mismanage the onboarding sequence of the EGYM smart hardware circuits, the brand's premium identity could suffer localized dilution. Public damage to our operational reputation in one territory can trigger systemic consumer distrust, lower customer lifetime value (LTV), and accelerate subscriber churn globally.

Furthermore, because our corporate architecture contractually guarantees ADAs a substantial percentage of upfront franchise fees and a recurring monthly share of gross revenue Royalty Payments generated within their borders, any litigation or contractual dispute with a master territory manager could freeze revenue distributions and trigger severe legal expenses. If our ADAs do not successfully execute their regional build-out strategies, our corporate revenue streams will be severely restricted, forcing us to compress our international rollout plans and materially harming our shareholders' investment value.

Our future growth depends almost entirely on our ability to identify, attract, and retain experienced personal trainers as successful local franchise owner-operators.

Our corporate growth strategy is engineered around a highly specialized franchisee profile. Rather than sourcing passive institutional investors, our Area Development Agreement (ADA) framework focuses on identifying, attracting, and converting experienced, independent personal trainers and elite fitness professionals into owner-operators of our standardized OnCore Longevity Centers. Consequently, the velocity of our store-opening pipeline, the operational integrity of our facilities, and the expansion of our recurring royalty streams depend almost entirely on our capability to continuously recruit and retain this specific cohort of professionals.

This deep structural reliance on individual fitness professionals exposes the Company to unique human capital vulnerabilities and competitive risks:

●	Intense Competition for Fitness Talent: The market for certified personal trainers and top-tier coaches is exceptionally competitive. We compete against national health clubs and boutique franchises possessing larger marketing footprints and superior financial reserves. If our digital recruitment strategies on www.oncorelongevity.com and our ADAs' localized outreach fail to present a compelling economic thesis that convinces elite trainers to open an OnCore studio, our franchise rollout will stagnate.

●	Capital Liquidity Barriers for Individual Trainers: While our micro-studio blueprint minimizes costs by constraining space requirements to strictly between 1,600 and 2,000 square feet, establishing a center requires upfront capital for leasehold improvements, automated EGYM hardware integration, and InBody 770 diagnostic arrays. Personal trainers frequently lack substantial liquid assets or the institutional credit history required to secure commercial bank financing. If candidates are unable to obtain sufficient third-party capitalization, they will be blocked from executing franchise agreements, lowering our fee velocity.

●	Deficits in Corporate and Business Management Skills: While elite trainers possess deep mastery over physical coaching, they often lack formal corporate experience regarding commercial lease negotiations, retail staff scheduling, and financial management. If the turnkey systems provided within our OnCore Franchise Operations Manuals or our localized ADA training sequences fail to bridge this business management gap, trainer-franchisees may mismanage their locations, leading to premature center closures, impaired corporate credit, and severe damage to the brand's premium market positioning.

If we cannot continuously identify, attract, and retain highly qualified personal trainers who possess both the operational passion and economic capacity to become successful franchise operators, our business, financial condition, and forward-looking international rollout plan will be materially and adversely affected.

We face intense competition from boutique fitness chains, emerging longevity centers, medical anti-aging clinics, and direct-to-consumer health and nutrition software applications.

The global market for health, wellness, and healthy lifespan optimization is highly fragmented, intensely competitive, and characterized by rapid technological advancement and shifting consumer preferences. As the global longevity macro-economy expands toward an estimated $67 billion by 2035, we face aggressive competition across multiple distinct business verticals. Our OnCore Longevity Centers franchise network operates at the cross-disciplinary intersection of boutique fitness, clinical anti-aging, and consumer digital health markets, competing for both high-performing franchise partners (experienced personal trainers) and affluent consumer clients (adults aged 40 and older).

Our primary competitive threats are distributed across four key market segments, each presenting unique challenges to our market share and corporate growth velocity:

●	Boutique Fitness Studios and Premium Health Clubs: We compete directly with established national boutique fitness franchisors (such as Club Pilates, Orangetheory Fitness, F45, and specialized strength concepts) and premium luxury health club chains. Multiple legacy competitors are increasingly integrating structured resistance formats and "active aging" modules to capture older demographics. If our specialized High-Intensity Strength Training (HIST) safety narrative fails to sufficiently distinguish our automated EGYM hardware circuits from high-impact group formats, or if consumers perceive traditional human training as superior to our robotic motor-loaded profiles, our client acquisition velocity will suffer.

●	Emerging Specialty Longevity and Biohacking Centers: A rapidly proliferating segment of our competitive landscape includes regional boutique longevity lounges and dedicated "biohacking" franchises marketing fragmented, passive wellness modalities (e.g., cryotherapy, infrared saunas, hyperbaric oxygen, and red-light therapies). If these asset-heavy, recovery-only wellness spaces successfully capture the discretionary spend of our core 40+ demographic, or if consumers prioritize passive therapeutic treatments over our active, performance-driven musculoskeletal conditioning, our subscription numbers could contract.

●	Traditional Anti-Aging, Hormone, and Concierge Medical Clinics: We face indirect competition from localized brick-and-mortar anti-aging practices, clinical wellness facilities, and endocrinology networks prescribing hormone replacement therapy (HRT) or metabolic weight-management pharmaceuticals (such as GLP-1 receptor agonists). While OnCore isolates itself from direct clinical liabilities by utilizing an asset-light digital referral pathway via partnerships with platforms like Science & Humans in Canada and PeterMD in the United States, competitors offering direct, in-house medical oversight may appeal more to consumers seeking a fully clinical environment. If medical regulations shift to restrict external wellness centers from integrating with telehealth referral architectures, our Pillar 4 (Medical Support) value proposition would be severely impaired.

●	Direct-to-Consumer Health Applications and AI Coaching Platforms: We compete against software-only digital health startups, wearable technology networks, and standalone generative AI nutrition platforms. If these direct-to-consumer software applications successfully replicate hyper-personalized menu synthesis and habit tracking without requiring a physical facility connection, or if consumers choose to deploy automated AI nutritional coaching at home rather than subscribing to our closed-loop InBody 770 and Google Gemini AI infrastructure, our franchise software ecosystem will lose its competitive defensibility.

Our capability to generate market dominance depends on our capacity to continuously prove that our integrated 4-Pillar Model delivers superior, data-backed biological outcomes (validated via our multi-vector EGYM BioAge interface) than those offered by fragmented fitness or digital competitors. If we fail to successfully counter these multi-layered competitive forces, our franchise network expansion will stagnate, our recurring royalty streams will diminish, and our corporate standing will be materially and adversely harmed.

We may require additional capital to fund our corporate infrastructure, technology development, and international brand marketing, which capital may not be available on favorable terms, or at all.

To support our restructured pure-play franchising strategy, execute our international rollout, and maintain our public reporting infrastructure, the Company may require capital injections exceeding our current cash reserves. While our asset-light model shifts local center capital expenditures onto our Area Development Managers (ADAs) and sub-franchisees, our corporate framework still demands substantial, front-loaded operational expenditures. We anticipate corporate cash burn will persist as we scale core capabilities, including:

●	Expanding our proprietary cloud technology layer and refining API integrations linking EGYM hardware with background Google Gemini AI middleware.

●	Funding business-to-business (B2B) franchise recruitment campaigns to accelerate lead ingestion on www.oncorelongevity.com across our 55 target North American markets.

●	Underwriting legal, compliance, and filing fees required to clear annual state-level Franchise Disclosure Document (FDD) registrations and register core trademarks with the USPTO and CIPO.

●	Absorbing non-negotiable legal, independent auditing, and regulatory administration overhead attached to maintaining our public listing on the OTCQB market.

We intend to fund operations primarily through upfront Initial Franchise Fees and ongoing recurring gross revenue Royalty Payments. However, because we are in the earliest stages of network deployment - with our inaugural Canadian flagship center in Regina, Saskatchewan, not scheduled to initiate commercial onboarding until September 2026 - short-term organic revenue may be insufficient to offset centralized costs, necessitating external financing.

We cannot assure you that financing will be available when needed on acceptable terms, or at all. The capital markets for early-stage micro-cap companies are subject to extreme volatility and changing interest rate environments. If we raise funds through issuing common stock or convertible preferred equity, existing shareholders will experience immediate dilution, and new securities could possess rights senior to our common stock. Conversely, if we incur debt financing, we will face fixed repayment schedules, interest expenses, and restrictive covenants that could limit management agility or require us to grant senior security liens over our core intellectual property and software code.

If we are unable to obtain adequate capital reserves, we will be forced to restrict, delay, or halt our domestic and international franchise rollout. We might also be required to reduce local marketing support, defer AI database optimizations, or fail to maintain compliance filings with the SEC and FINRA, which would cripple our competitive positioning and have an immediate material adverse effect on your investment.

Our business strategy relies on a strict private-pay, cash-based consumer subscription framework, and any shift in consumer willingness to pay out-of-pocket for health span optimization could materially harm our revenue.

A core operational component of the OnCore Longevity Centers model is our absolute isolation from third-party medical insurance networks, government healthcare programs, and employer-sponsored wellness benefits. Our franchise locations operate strictly on a private-pay, cash-based recurring consumer subscription framework. While this structural choice insulates our corporate balance sheet and individual franchise units from the administrative burdens and delayed accounts receivable collections associated with insurance models, it simultaneously exposes our revenue pipeline to direct fluctuations in consumer discretionary spending and shifting behavioral definitions of healthcare.

Because our clients must pay for their longevity subscriptions entirely out-of-pocket, our commercial traction depends completely on the consumer's willingness to prioritize preventative wellness, safe physical conditioning, and automated nutritional mapping within their household budgets. Our target consumer segment consists of affluent adults aged 40 and older who possess considerable discretionary capital. However, preventative longevity programming - such as our integrated 4-Pillar Model - is frequently perceived by consumers as a non-essential, premium lifestyle service rather than a non-discretionary medical necessity, introducing critical revenue vulnerabilities:

●	Vulnerability to Macroeconomic Contractions: In periods of economic downturn, escalating inflation, rising interest rates, or retail market instability, consumers historically rationalize expenditures by canceling premium programs. If our core 40+ demographic experiences a contraction in disposable income, individual franchise studios could suffer high-velocity client churn. Because our corporate revenue model is anchored to a percentage-based gross sales Royalty Payment from these centers, any contraction in local client bases will directly diminish our recurring cash flow.

●	Shifting Capital Allocations via GLP-1 Trends: The rapid proliferation and massive consumer adoption of modern metabolic weight-optimization medications (such as GLP-1 receptor agonists) are actively reshaping how the 40+ demographic allocates out-of-pocket wellness capital. While our Google Gemini AI nutrition dashboard and EGYM strength loops are explicitly engineered to capture this trend by helping individuals safeguard critical lean skeletal muscle mass during rapid weight loss, consumers may mistakenly believe that pharmaceutical interventions fully replace active physical conditioning, causing customer acquisition numbers to decline.

●	Absence of Traditional Health Insurance Subsidies: Because our services are delivered within a premium retail boutique format rather than a certified clinical environment, they do not qualify for traditional medical code billing (ICD-10), Medicare/Medicaid coverage, or private health insurance reimbursements. Although some clients may attempt to utilize Health Savings Accounts (HSA) or Flexible Spending Accounts (FSA) to offset fees, we cannot guarantee that tax or regulatory authorities will recognize preventative training or automated AI nutritional planning as qualified medical expenses. The absence of an insurance subsidy framework means our centers must continually justify full retail pricing based on consumer performance results.

If macroeconomic pressures or changing consumer health trends reduce the willingness of adults over 40 to fund preventative longevity programming out-of-pocket, local unit economics will deteriorate, franchise territory expansion will stall, and our corporate financial condition will be materially and adversely harmed.

We rely completely on third-party technology providers and infrastructure - specifically EGYM smart circuits and Google Gemini AI systems - and any technical disruption, pricing adjustments, or termination of these integrations would severely cripple our operations.

A foundational element of our pure-play, asset-light franchising platform is our deep operational reliance on advanced, third-party technology infrastructure. Rather than developing proprietary heavy machinery or training foundational large language models (LLMs) in-house, the Company has built its OnCore Longevity Centers model on top of enterprise solutions provided by third-party technology partners. Specifically, our physical locations are built around fully automated EGYM smart-strengthening hardware circuits, and our Pillar 2 (Precision Nutrition) platform utilizes custom data-routing APIs linked directly to the Google Gemini AI ecosystem.

This complete structural dependence on third-party technology providers exposes the Company, its Area Development Managers (ADAs), and its franchise partners to severe single-point-of-failure vulnerabilities, data tracking risks, and commercial liabilities entirely outside of our direct corporate control:

●	Risk of Service Disruptions, Cloud Outages, and API Failures: Our physical center operations and digital customer touchpoints require continuous, real-time data exchange across external cloud networks. If EGYM’s servers experience a critical hardware failure, cybersecurity breach, or downtime, our local operators will be unable to run automated strength circuits, initialize client data via the EGYM Hub, or adjust resistance settings. Concurrently, if the connectivity linking our backend platform to the Google Gemini cloud fractures or experiences API latency, our automated nutritional synthesis loop will fail, rendering our mobile application unable to deliver updated menus and grocery lists to subscribers. Any extended technical outage would instantly freeze network-wide operations, trigger consumer dissatisfaction, accelerate client cancellations, and expose units to immediate revenue losses.

●	Commercial Pricing Adjustments and Margin Compression: We license access to these enterprise software ecosystems under specific contract terms and volume-based API routing fees. Neither EGYM nor Google is under any long-term obligation to maintain their current pricing architectures, software subscription rates, or developer API fee models indefinitely. If either partner implements aggressive fee increases, introduces mandatory hardware updates, or imposes premium tier-pricing for computational routing, the cost of operating an OnCore franchise center will escalate, compressing unit-level profit margins and restricting our international rollout velocity.

●	Contract Termination, Strategic Overlaps, and Loss of Access: We do not possess exclusive proprietary rights to the underlying technology frameworks of either EGYM or Google Gemini. If our commercial agreements are terminated, or if an intellectual property dispute fractures our vendor relationships, we would lose absolute access to the core software architecture that powers the OnCore brand. Re-engineering our entire operational platform - including transitioning to alternative hardware providers or migrating our custom nutrition prompts to a completely different LLM model - would require years of deep technological development, cost millions of dollars in unbudgeted corporate capital, and cause a total shutdown of our North American expansion pipeline.

Furthermore, any public technological failure, data protection lapse, or regulatory enforcement action targeting either EGYM or Google would cast direct consumer suspicion over our network's integrity, driving brand degradation. Because we rely completely on these external tech frameworks to run our 4-Pillar Model, any structural breakdown, cost escalation, or contract disruption involving these key vendors would immediately cripple our day-to-day operations, dry up our franchise royalty streams, and destroy our core corporate valuation.

We collect, store, and process sensitive client biometric and physical metrics, exposing us to stringent, rapidly evolving data privacy laws and potential cybersecurity liabilities.

Our technology platform and international franchise network are structurally dependent on the continuous ingestion, transmission, and longitudinal analysis of highly sensitive personal and biological data. To deliver our 4-Pillar Model and verify biological improvements, our centers capture body composition metrics via the InBody 770 Bioelectrical Impedance Analysis (BIA) scanner, while our camera-guided EGYM Hub physical interfaces execute skeletal alignment and musculoskeletal mobility scans, streaming raw physiological markers directly into our cloud servers to compute clients' multi-vector EGYM BioAge scores.

The collection, processing, and retention of these biological data vectors subject the Company, its Area Development Managers (ADAs), and its franchise operators to complex, overlapping data privacy frameworks. Non-compliance carries severe legal risks and financial liabilities:

●	Heightened Class Action Exposure Under State Biometric Laws: Multiple jurisdictions enforce strict statutory protections over biological markers. The Illinois Biometric Information Privacy Act (BIPA) imposes rigid operational rules regarding notice, written opt-in consent, and structured deletion schedules. While a watershed federal ruling by the U.S. Court of Appeals for the Seventh Circuit (Clay v. Union Pacific Railroad Company, April 2026) confirmed that a recent statutory amendment limiting damages to a single per-person recovery applies retroactively to pending actions, BIPA remains an exceptionally aggressive litigation vector. It carries statutory liquidated damages of $1,000 for negligent and $5,000 for intentional or reckless violations without requiring a showing of actual harm. If our local franchise centers fail to execute uncompromised written disclosure waivers before clients utilize the EGYM Hub or InBody platforms, the Company could face catastrophic class action litigation.

●	The Proliferation of Non-HIPAA Consumer Health Data Statutes: Regulators are increasingly expanding privacy enforcement to capture health and fitness data generated outside traditional medical networks. Washington’s My Health My Data (MHMD) Act serves as the national standard for non-HIPAA health tracking, providing a broad private right of action. Because the MHMD framework presumes public interest injury upon any technical disclosure failure, any procedural oversight in how our centralized platform routes body metrics or hosts localized sub-portals on www.oncorelongevity.com could trigger massive statutory fines, mandatory profit disgorgement, and immediate operational halt notices across affected territories.

●	Federal FTC Oversight and the Health Breach Notification Rule: The Federal Trade Commission (FTC) aggressively polices mobile wellness applications and digital health tools under Section 5 of the FTC Act. Under federal guidelines, if our digital subscription platform experiences a data spill or transmits unencrypted biometric metrics to an unauthorized third party without prominent disclosure, the Company faces direct administrative liability. Furthermore, under the FTC Health Breach Notification Rule, we are mandated to execute immediate, multi-tiered public notifications following any security incident, which would devastate consumer trust and depress our traded stock valuation.

●	Systemic Cybersecurity Vulnerabilities and Infrastructure Risks: Our cloud infrastructure and proprietary AI data-routing loops are vulnerable to sophisticated cyber attacks, including malware execution, ransomware, and data-skimming breaches. Although we enforce data-isolation configurations - including contractually blocking external engines from using our clients' body parameters for public model training - no security environment is flawless. If cybercriminals breach our network and leak clients' body composition records, multi-vector phase angles, or custom Google Gemini AI nutrition histories, we could face severe common-law negligence lawsuits and excessive remediation costs. We do not maintain extensive capital reserves to cover uninsured network losses, meaning a single successful cyber attack could deplete our working capital and freeze our North American franchise rollout.

Our multi-state and cross-border expansion into Canada exposes the Company to highly complex, variable, and strictly enforced federal, state, and provincial franchise disclosure and relationship laws.

As an international franchisor expanding the OnCore Longevity Centers footprint across 55 segmented North American markets (50 regional territories in the United States and 5 master territories in Canada), the Company operates within an intricate, heavily policed regulatory matrix. The marketing, offer, sale, and relationship management of our territory developments are strictly governed by overlapping legislative bodies, introducing distinct legal vulnerabilities that could restrict our expansion or drain working capital:

●	Heightened Regulatory Scrutiny Under the Amended FTC Franchise Rule: In the United States, our franchise offerings are governed by the Federal Trade Commission (FTC) Franchise Rule (16 C.F.R. Part 436). The FTC has dramatically intensified its scrutiny of disclosure document compliance, particularly regarding executive team tracking and franchise turnover reporting, highlighted by a record-breaking $17 million deceptive practices settlement in March 2026 against a prominent multi-brand fitness franchisor under Section 5. Updated FTC regulations mandate strict compliance with expanded Item 23 receipt mechanics, requiring us to explicitly document every individual broker involved in a transaction. If our internal tracking logs fail or a broker makes unvetted financial representations outside our official Franchise Disclosure Document (FDD), the Company faces massive corporate fines, administrative stop-orders, and mandatory refund liabilities.

●	The Proliferation of State Registration Regimes and Restrictive Covenants: Beyond federal mandates, 14 states enforce strict registration statutes that bar us from advertising or offering territories until our FDD is reviewed and approved annually by state authorities. Concurrently, state-level relationship laws limit operational flexibility by establishing high bars of "good cause" for contract termination, renewal denial, or territory modifications. Furthermore, federal and state legislative shifts in 2026 threaten to alter how franchisors enforce geographic non-compete covenants. If new laws invalidate our capability to enforce standard post-termination non-compete boundaries, former operators could strip our intellectual property, replicate our custom Google Gemini AI operational parameters under independent branding, and directly cannibalize our territories without paying royalty fees.

●	Complex Canadian Cross-Border Expansion and the New Saskatchewan Act: Our international rollout through partners like Degco Fitness Ventures Ltd. places our operations under strict Canadian provincial franchise acts. In a critical regulatory development, Saskatchewan’s new Franchise Disclosure Act formally comes into force on June 30, 2026, making it the seventh Canadian province to implement mandatory pre-sale disclosure laws. This new statute imposes rigid, provincial-specific risk warning mandates and requires exhaustive disclosure of territory proximity policies, operational estimates, and local dispute rules. Under Canadian provincial laws, any material omission or technical defect in the disclosure document delivered to a Canadian franchisee grant that operator an absolute statutory right to rescind the agreement for up to two years from execution. If a Canadian unit executes a statutory rescission, the corporate entity is legally required to refund all upfront initial fees and repurchase all local center equipment and inventory at the franchisee's original cost.

Because our first international training hub and shared facility sub-lease are located at 4057 Albert Street in Regina, Saskatchewan, any compliance failure or documentation delay under the newly enacted Saskatchewan framework could trigger immediate local rescission actions, freeze our Canadian master territory rollout, and inflict severe, unbudgeted financial losses that would devalue our public stock.

Our success is significantly dependent on the continuous service and performance of our executive officers, core management team, and key developers, the loss of whom could disrupt corporate scaling.

The execution of our asset-light franchise business model, the preservation of our core intellectual property, and the international commercial rollout of OnCore Longevity Centers across our 55 designated North American territories depend significantly on the continuous service, strategic vision, and technical expertise of our executive officers, core management team, and key developers. Because we operate an intensely streamlined corporate infrastructure designed to suppress fixed payroll liabilities, we do not maintain a deep bench of redundant management personnel or administrative layers. Each core team member possesses highly specialized, non-fungible institutional knowledge critical to our day-to-day operations and public company compliance on the OTCQB market.

Our operational dependence on this lean team introduces critical personnel risks:

●	Disruption to Strategic Partner Alliances and Territory Sales: Our executive leadership manages our high-leverage external relationships, including coordinating cross-border facility designs with our initial Canadian franchisee group, Degco Fitness Ventures Ltd. If a key executive officer departs unexpectedly, our capacity to maintain these vital relationships, source qualified Area Development Managers (ADAs), and close territory sales would be instantly compromised, halting our corporate revenue velocity.

●	Technical Disruption to Proprietary AI and Cloud Infrastructure: Our digital ecosystem relies on a precise, custom-engineered software layer. Our key software developers maintain exclusive mastery over the custom middleware, specific data-routing APIs, and highly tailored prompt engineering sequences that link EGYM cloud metrics with Google Gemini AI to power our Pillar 2 (Precision Nutrition) platform. If we lose our principal developers, we could face severe technical fragmentation or a prolonged inability to update our proprietary prompt libraries. Sourcing and onboarding replacement developers with equivalent proficiency would require substantial capital and months of delay, eroding our technological edge.

●	The Complete Absence of Executive Key-Man Insurance: We do not maintain traditional "Key-Man" life or disability insurance policies on any member of our executive leadership or development teams. Consequently, if the Company suffers the loss of a principal officer or lead technologist due to resignation, illness, or death, we will receive no insurance payout to offset the immediate operational friction, recruiting expenses, and downstream revenue losses associated with their absence.

●	Vulnerability to Aggressive Talent Poaching: The broader international health span, premium longevity, and artificial intelligence wellness sectors are expanding rapidly, creating intense competition for executive talent and full-stack software engineers. Larger boutique fitness franchisors and capitalized clinical networks possess vastly superior financial resources to offer substantially higher base salaries and liquid equity incentives to poach our core personnel.

If we are unable to continuously retain our lean executive leadership and core development teams - if we fail to seamlessly attract high-performing replacements - our corporate scaling will stall. Any internal management instability or key developer defection will directly disrupt our territory rollout schedule, weaken our public corporate governance framework, and cause a severe material adverse effect on our financial condition and the ultimate value of our common stock.

Our Directors, Officers, and Principal Shareholders control a majority of our common stock, which will severely limit independent investors' ability to influence corporate governance or matters requiring shareholder approval.

The Company’s corporate voting power is heavily concentrated among our executive officers, directors, and principal founding shareholders. This concentrated ownership structure means that a small, cohesive group of internal stakeholders possesses the definitive voting capacity to dictate all corporate actions requiring shareholder validation, entirely independent of our minority or public investors. This concentration of equity ownership creates substantial governance risks and alignment vulnerabilities for outside investors purchasing our common stock on the OTCQB market:

●	Absolute Insulated Control Over Corporate Governance: This insider block possesses sufficient voting leverage to unilaterally elect all members of our Board of Directors, controlling management selection, executive compensation structures, dividend policies, and the operational direction of the OnCore Longevity Centers brand. Independent minority shareholders will be structurally blocked from electing alternative directors or introducing shareholder resolutions to alter our automated 4-Pillar Model.

●	Unilateral Authorization of Major Corporate Transactions: Because this group controls a clear majority of our outstanding voting stock, they can unilaterally approve fundamental changes—including mergers, acquisitions, asset disposals, or corporate reorganizations—without the consent or participation of public investors. This concentrated power may prevent, delay, or discourage a third-party takeover bid, proxy contest, or strategic acquisition attempt that public shareholders might otherwise support because it offers a premium over the prevailing market price.

●	Insulation of Related Party Transactions: This concentration limits minority shareholders' capability to challenge or modify related-party agreements. For example, our operational hub in Canada features a commercial sub-lease configuration with Degco Fitness Ventures Ltd., an organization owned and directed by the Company's President. While these transactions are evaluated at arm's length, minority shareholders possess virtually no structural leverage to block, audit, or reshape related-party agreements if they believe the terms disadvantage public investors.

●	Potential for Conflicting Strategic Motives: The motivations of our majority insiders may diverge from the economic interests of our public float. Majority shareholders may prioritize rapid, long-term capital reinvestment into our background Google Gemini AI cloud middleware or aggressive territorial acquisition pipelines driven by our Area Development Managers (ADAs). These paths could defer short-term corporate profitability or dilute the current stock price, directly conflicting with public investors seeking near-term equity appreciation.

Consequently, because of this centralized voting structure, you will have little to no active voice in the management, governance, or long-term operational execution of the Company. This dynamic significantly reduces the market's perceived liquidity and value of our equity, increases the price volatility of our public float, and could depress our trading valuation, exposing independent investors to a heightened risk of capital loss.

We retain the authority to issue additional common and preferred shares, which may cause immediate or future dilution to the purchasers of our common stock on the OTCQB market.

Under our articles of incorporation and corporate bylaws, our Board of Directors retains the unilateral authority to issue additional tranches of common stock, as well as classes of preferred stock, without requiring the prior consent or approval of our public shareholders. Because our pure-play franchising platform under the OnCore Longevity Centers brand is in its early commercial rollout phase, we expect to frequently evaluate strategic equity capital raises to support our corporate infrastructure, finance international marketing, and fund software integrations. The execution of this financing strategy exposes purchasers of our common stock on the OTCQB market to several critical dilution risks:

●	Immediate Dilution from Capital Raising Transactions: To preserve working capital before recurring royalties from our Area Development Managers (ADAs) and franchisees achieve mature scale, the Company may issue substantial blocks of common stock, warrants, or convertible notes. These transactions are frequently structured via Private Investments in Public Equity (PIPEs) or private placements at a discount to the prevailing market price. Any such issuance will cause immediate, material dilution to the voting power and economic ownership percentage of existing shareholders.

●	The Issuance of "Blank Check" Preferred Stock: Our Board possesses the authority to establish one or more series of preferred stock and to determine their designations, preferences, limitations, and relative rights without shareholder approval. The Board could issue preferred shares with superior voting rights, liquidation preferences, cumulative dividend entitlements, or favorable conversion rates that senior rank our common stock, severely depressing the residual value of the common stock upon any liquidation or sale.

●	Dilution from Equity Incentive Pools and Milestone Rewards: To attract and retain elite corporate talent and core developers without draining cash reserves, we intend to utilize milestone-driven equity compensation plans. As options, restricted stock units (RSUs), and performance-based equity incentives vest and are exercised, the outstanding common stock expands. Furthermore, certain strategic territory agreements with regional development groups incorporate milestone equity bonuses tied to network store-opening velocities, meaning operational scaling will trigger further dilution to our public float.

●	Downward Price Pressure from Market Flooding: The issuance of additional common shares or the resale of previously restricted private placement shares can lead to a significant volume of stock entering the public market. Given the thin trading volume typical of micro-cap stocks on the OTCQB tier, the sale or anticipated sale of large blocks of our common stock could create a severe supply-and-demand imbalance, artificially depressing our trading price and making it difficult for independent investors to liquidate their positions without substantial financial losses.

If we issue additional equity securities to fund our operations, clear state-level Franchise Disclosure Document (FDD) filings, or optimize our background Google Gemini AI middleware platforms, your percentage ownership will be systematically diluted, your voting influence will be marginalized, and the market price of our common stock could suffer severe depreciation.

We operate a lean corporate infrastructure and do not maintain extensive insurance or asset reserves to cover unexpected operational liabilities, legal rescission demands, or uninsured network losses.

To protect working capital and suppress fixed administrative overhead, the Company maintains an exceptionally lean corporate infrastructure. We do not maintain extensive corporate balance sheet reserves, nor do we carry high-limit, comprehensive commercial insurance packages across every conceivable operational vulnerability. While this asset-light framework aligns with our strategic transition to a pure-play franchising model under the OnCore Longevity Centers brand, it leaves our corporate entity deeply exposed to unbudgeted financial shocks that could outpace our liquid assets, creating several critical vulnerabilities:

●	Financial Vulnerability to Franchise Rescission Demands: Under Canadian provincial laws—including Saskatchewan's newly enacted Franchise Disclosure Act—and various U.S. state statutes, any technical defect or material omission in our Franchise Disclosure Document (FDD) grants a franchisee a statutory right to rescind their agreement (extending up to two years post-execution in Canada). If an operator or Area Development Manager (ADA) executes a rescission demand, the Company is legally obligated to return all initial fees and repurchase local equipment and inventory at original cost. Because we do not hold segregated cash reserves to hedge against rescission claims, a single successful action would completely drain our working capital.

●	Gaps in Cybersecurity and Errors and Omissions (E&O) Insurance Coverages: While we enforce strict data-isolation protocols, the Company does not maintain multi-million-dollar cyber liability or specialized algorithmic E&O insurance policies. If cybercriminals execute a data breach exposing sensitive client biometric records from the InBody 770 arrays, or if our Google Gemini AI precision nutrition middleware generates a flawed output resulting in a consumer adverse event, we may be forced to absorb all legal defense fees, statutory fines, and class action settlements directly from our active cash flow.

●	High Self-Insured Retention Layers and Uninsured Litigation Overages: Commercial insurers view early-stage, micro-cap companies listed on the OTCQB market as high-risk profiles. Consequently, the limited insurance policies we may be able to secure may carry high self-insured retentions (deductibles) and narrow coverage exemptions. If we are targeted by third-party civil litigation—such as trademark infringement suits with the USPTO or cross-border contract disputes—our insurance may not cover the claims, forcing us to fund defense and damage costs out-of-pocket.

●	Absence of Redundant Physical and Operational Shock Absorbers: Because our corporate footprint is entirely decentralized, we lack physical assets, real property, or secondary cash facilities that can be liquidated to generate emergency liquidity during a crisis. If our initial royalty inflows from our flagship center rollout in Regina, Saskatchewan are delayed, or if state regulators freeze our territory sales pipeline over a compliance dispute, our lean infrastructure possesses no built-in financial buffer.

Any catastrophic unreserved liability, successful legal rescission claim, or uninsured network loss would paralyze our day-to-day operations. Because our corporate model lacks institutional asset padding, a single major adverse legal judgment or technical data catastrophe would force us to radically alter our business strategy, delay our North American territory expansion, or completely suspend operations, rendering your common stock worthless.

Risks Related to the Industry

The premium longevity, health span extension, and preventative wellness industry is highly fragmented, early-stage, and subject to volatile shifts in consumer perception.

The global market for premium longevity, healthy aging, and preventative wellness services is experiencing a significant structural shift. As the broader longevity and preventive wellness market expands toward an estimated $2.25 trillion by 2035, the industry remains highly fragmented, commercially unproven at a systemic scale, and characterized by a lack of standardized operational benchmarks. Unlike traditional consolidated health and fitness verticals, the consumer longevity economy consists of an unorganized mix of boutique fitness clubs, passive biohacking lounges, clinical anti-aging practices, and direct-to-consumer software-as-a-service (SaaS) applications. This fragmentation intensifies the competition for market share and exposes our OnCore Longevity Centers franchise model to volatile macro-level dynamics.

Because this ecosystem is early stage, it is deeply vulnerable to rapid, unpredictable fluctuations in consumer perception, sentiment, and behavioral trends:

●	Heightened Skepticism and the Threat of "Longevity Washing": The rapid influx of capital into preventive wellness has triggered a wave of "longevity washing," with unverified brands applying scientific-sounding anti-aging labels to unproven services. Consumers are exhibiting unprecedented skepticism toward health span optimization claims. If the broader industry becomes associated with pseudoscience or predatory marketing, public trust could degrade. This dynamic could cause a contraction in consumer willingness to fund out-of-pocket, private-pay subscriptions like our 4-Pillar Model, directly reducing the recurring gross royalty streams we collect from our independent operators.

●	Volatile Shifting of Consumer Definitions of Aging Well: Consumer expectations regarding healthy lifespan extension are evolving rapidly. Interest has pivoted sharply away from appearance-based "anti-aging" solutions toward practical, internal biological resilience. Consumers are prioritizing functional health span metrics - specifically the preservation of cognitive sharp-wittedness, skeletal muscle mass, localized joint mobility, and long-term physical independence. While our automated EGYM smart circuits and High-Intensity Strength Training (HIST) parameters are engineered to address these functional demands, any future swing in consumer behavior back toward passive, lower-effort recovery modalities (such as cold plunges, infrared saunas, or red-light therapies) could diminish the perceived necessity of our active muscle-retention programming.

●	Lack of Uniform Medical and Scientific Consensus: The underlying science governing biological age metrics, continuous metabolic assessment, and automated exercise prescription is under continuous validation by international research bodies. Currently, there is no single, globally mandated consensus defining how physiological data loops - such as our multi-vector EGYM BioAge interface or InBody 770 body composition phase angles - should map to long-term health span optimization. If competing scientific theories challenge the efficacy of high-intensity, low-frequency resistance protocols, or if public health authorities issue restrictive guidance regarding AI-generated dietary recommendations like our custom Google Gemini AI nutrition dashboard, consumer adoption of our systems could drop significantly.

Because we operate an asset-light franchising infrastructure that licenses intellectual property across 55 designated North American territories, our forward revenue velocity depends on establishing the OnCore brand as a trusted authority within this fragmented marketplace. If the public perceives the premium longevity sector as an unsafe or short-lived consumer fad, or if independent personal trainers choose to align with alternative health trends, our capability to liquidate upfront Initial Franchise Fees will contract, our master territory rollouts will stall, and our corporate condition will be materially and adversely harmed.

The preventative health and physical conditioning markets are heavily susceptible to macroeconomic contractions, inflation, and unpredictable shifts in consumer discretionary spending.

Our business architecture relies on the continuous inflow of premium, out-of-pocket consumer spending. Because OnCore Longevity Centers operate entirely outside traditional health insurance networks, our master territory rollouts and local franchise cash flows are inherently tied to the financial health and confidence of our target demographic. While health and longevity spending has increasingly transitioned into an essential expenditure for affluent demographics, preventative services still occupy a highly sensitive layer of household discretionary budgets, introducing several critical vulnerabilities to our international franchise network:

●	Risk of Immediate Subscription Attrition: When household cash flows contract due to sustained inflationary pressures, real wage compression, or capital market corrections, premium lifestyle memberships are vulnerable to rapid reassessment. Even a minor uptick in active client churn at local micro-studios directly compresses the monthly gross revenue Royalty Payments delivered to our Area Development Managers (ADAs) and our corporate treasury.

●	Inflationary Pressures on Territory Build-Out Economics: Capital allocations for physical center expansion are deeply impacted by localized cost inflation. Independent franchise owner-operators must absorb the direct costs of retail real estate, localized trade labor, and construction material delivery to execute our standardized 1,600 to 2,000 square foot blueprints. If building costs escalate or commercial interest rates rise, prospective franchisees (specifically independent personal trainers with limited personal balance sheets) will face extreme barriers securing equipment lease financing for their EGYM smart circuits and InBody 770 diagnostic arrays, stalling our capability to liquidate front-loaded Initial Franchise Fees.

●	The Proliferation of Low-Cost Fitness Alternatives: In a defensive economic environment, a distinct segment of the health consumer market actively pivots toward low-cost, minimal-outlay alternatives, including community spaces, high-volume low-price (HVLP) big-box fitness clubs, or free ad-supported streaming workout applications. If macroeconomic pressures reduce consumer appetite for high-fee, data-driven personal training spaces, our client acquisition velocity will slow down.

Our capability to achieve sustained corporate scaling depends completely on our network’s ability to continually demonstrate that our preventative high-intensity strength training (HIST) and automated Google Gemini AI nutritional mapping provide measurable biological value - such as dropping an individual’s EGYM BioAge score - that consumers refuse to cut from their budgets. If widespread macroeconomic contractions or persistent cost-of-living pressures force our core 40+ demographic to reduce their out-of-pocket wellness allocations, our network development will stagnate, unit-level profitability will drop, and our shareholders' equity value will be materially and adversely harmed.

We operate in an intensely competitive landscape across multiple wellness sectors, and the rapid rise of low-barrier digital health options could diminish our market share.

The commercial marketplace for health optimization, premium strength conditioning, and personalized wellness is exceptionally crowded, aggressive, and undergoing constant structural transformation. As our OnCore Longevity Centers international network deploys its asset-light franchise infrastructure across 55 North American territories, we compete directly against large, entrenched corporate operators and well-capitalized digital technology ecosystems. Our business profile spans multiple highly competitive verticals - including the boutique fitness industry (projected to reach $26.2 billion), the specialty longevity studio sector, and the global mobile health (mHealth) apps market (estimated at $45.14 billion in 2026 - subjecting our long-term market share to distinct competitive pressures:

●	Aggressive Scaling by National Boutique and Luxury Fitness Brands: We face intense competition from established national boutique franchisors (such as Club Pilates, F45, and Orangetheory Fitness) and premium big-box luxury networks. Many incumbents possess superior brand equity, multi-million-dollar marketing budgets, and long-standing real estate relationships. In 2026, these competitors are actively pivoting their marketing toward active aging, functional mobility, and longevity strength formats to capture our exact target demographic of affluent adults aged 40 and older. If our Area Development Managers (ADAs) and franchisees fail to rapidly communicate the advantages of our proprietary High-Intensity Strength Training (HIST) protocols, our client acquisition velocity will slow down.

●	The Proliferation of Low-Barrier Digital Health and AI Coaching Apps: The market is experiencing a massive influx of software-only wellness applications, biometric wearables, and generative AI coaching platforms. In 2026, wellness management applications command a dominant 61.97% market share of the mobile health vertical, functioning as personalized companions that ingest wearable data to generate automated exercise and dietary guidance. Because these direct-to-consumer software platforms operate with near-zero marginal distribution costs, they offer low-barrier, inexpensive pricing tiers. If consumers conclude that an automated smartphone app provides comparable outcomes to our closed-loop InBody 770 and Google Gemini AI infrastructure, they may bypass our physical studios entirely.

●	Market Saturation and the Risk of Consumer Fatigue: In affluent metropolitan markets across the United States and Canada, a dense concentration of fitness concepts and passive biohacking spaces has created localized market saturation. This over-supply increases consumer acquisition costs (CAC) on digital channels, drives up commercial lease costs for our standardized 1,600 to 2,000 square foot footprints, and accelerates client churn as consumers drift between competing novelty concepts.

If we cannot continuously prove that our integrated 4-Pillar Model delivers superior biological reversals—quantified through our automated EGYM BioAge tracking interface—the brand's premium defensibility will erode. A failure to insulate our network from these competitive pressures will depress store-level economics, cause independent personal trainers to reject our sub-franchise offerings, and lead to an immediate, material adverse effect on our corporate expansion and stock valuation.

The rapid evolution and consumer adoption of metabolic weight-loss pharmaceuticals and GLP-1 therapies could radically disrupt traditional fitness and lifestyle spending priorities.

The health, wellness, and body conditioning industries are experiencing a profound structural disruption driven by the unprecedented medical adoption and societal integration of modern metabolic weight-optimization medications, specifically glucagon-like peptide-1 (GLP-1) receptor agonists and dual-acting therapies (such as semaglutide and tirzepatide). With national clinical data indicating that millions of North American adults are utilizing these therapies, consumer spending dynamics are shifting away from traditional lifestyle interventions toward clinical management, exposing our OnCore Longevity Centers franchise network to highly unpredictable spending re-allocations and unique competitive pressures:

●	Cannibalization of Out-of-Pocket Discretionary Wellness Capital: Traditional consumer fitness models are vulnerable to the perception that pharmaceutical interventions replace the requirement for physical exertion. Data presented at the annual meeting of the Endocrine Society (ENDO 2026) revealed that adults utilizing GLP-1 receptor agonists frequently experience significant declines in daily physical activity, contracting moderate-to-vigorous physical activity (MVPA) metrics. If our core target demographic of affluent adults aged 40 and older concludes that a weekly injection achieves their health goals, they may redirect out-of-pocket capital away from our franchise network, compressing the high-margin recurring gross sales Royalty Payments delivered to our corporate treasury.

●	The Sarcopenic and Lean Mass Attrition Crisis: While public perception views rapid weight reduction as a definitive health victory, clinical data published in the Journal of the American Medical Association (JAMA, 2026) highlights a severe musculoskeletal crisis: without targeted resistance protocols, 25% to 40% of the total weight lost on GLP-1 therapies comes directly from fat-free lean skeletal muscle mass and bone density. This rapid degradation increases the risk of sarcopenia (age-related muscle wasting) and impairs functional mobility. While our 4-Pillar Model is explicitly engineered as a countermeasure - utilizing automated, motor-loaded EGYM smart circuits to trigger muscle protein synthesis - we face immense friction in educating the consumer market. If operators cannot position OnCore as an indispensable medical co-therapy, network expansion will stall.

●	Pipeline Vulnerabilities to Competing Sarcopenia Pharmaceuticals: As the medical community recognizes GLP-1-induced muscle loss as an urgent gap in care, biotechnology entities are accelerating clinical trials for companion medications designed to protect lean mass via chemical pathways. If the pharmaceutical industry deploys low-friction countermeasures that preserve muscle activation without requiring physical exertion, the underlying economic thesis of our physical retail micro-studios will be severely undermined.

Our long-term commercial defensibility relies completely on our network's capacity to prove - via our multi-vector EGYM BioAge tracking interface and InBody 770 diagnostic arrays - that physical musculoskeletal preservation provides non-fungible functional longevity outcomes that no pharmaceutical agent can replicate. If consumer bias increasingly favors purely medicinal management, or if our Area Development Managers (ADAs) fail to establish clinical referral pathways with regional telehealth platforms, our franchise territory sales velocity will drop, store-level profit margins will contract, and our shareholders' capital will be heavily devalued.

The health span and wellness industry is facing a highly aggressive, rapidly expanding wave of state, federal, and provincial data privacy legislation targeting consumer biometric and physical tracking metrics.

To deliver our data-backed 4-Pillar Model, the OnCore Longevity Centers franchise network relies on the continuous ingestion of sensitive physical data vectors, including multi-frequency lean mass parameters from the InBody 770 diagnostic array and skeletal tracking metrics processed by the camera-guided EGYM Hub to compute clients' multi-vector EGYM BioAge scores. Because our technology infrastructure handles non-anonymizable physiological datasets, the Company operates at the center of an aggressive regulatory expansion, introducing substantial statutory liabilities for operators in the wellness industry:

●	Heightened Exposure and Compliance Demands Under State Biometric Statutes: Multiple jurisdictions enforce strict rules governing biological identifiers. In Illinois, the Biometric Information Privacy Act (BIPA) imposes rigid disclosure and written opt-in consent rules. A critical federal appellate ruling by the U.S. Court of Appeals for the Seventh Circuit (Clay v. Union Pacific Railroad Company, April 1, 2026) resolved a major industry vulnerability by holding that the BIPA amendment limiting damages to a per-person basis applies retroactively to pending cases, eliminating ruinous compounding "per-scan" liability. However, BIPA remains a heavily utilized class action vector, and the Clay decision reaffirmed that statutory ceilings of $1,000 for negligent and $5,000 for intentional violations are assessed per individual. Any technical error in our opt-in consent flows could expose the Company to class action litigation.

●	The Proliferation of Non-HIPAA Consumer Health Privacy Laws: State regulators are closing privacy gaps for fitness data falling outside traditional medical networks. Washington's My Health My Data (MHMD) Act serves as the national benchmark, treating physical measurements, vital signs, and precise location markers as protected variables. Landmark test cases filed in early 2026 challenge entities executing background data routing without explicit consent. The MHMD Act mandates a separate, distinct health privacy link on the corporate homepage. Because any violation constitutes a per se breach of Washington's Consumer Protection Act, any technical omission on www.oncorelongevity.com could trigger enforcement sweeps, statutory fines, and class action complaints across our territories.

●	Expanding Regulatory Audits and Platform Deletion Mandates: Progressive frameworks like the California Consumer Privacy Act (CCPA/CPRA) implement rigorous compliance thresholds for 2026, requiring detailed risk assessments and annual attestations. Furthermore, California's newly operational DROP platform allows consumers to execute a single, automated deletion request mandating the immediate removal of data profiles across commercial databases. Managing individual opt-out requests and maintaining real-time compliance tracking across our 55 target North American markets requires significant corporate expenditure and administrative overhead.

●	Cross-Border Canadian Data and Provincial Privacy Frameworks: Our expansion into Canada introduces liabilities under the Personal Information Protection and Electronic Documents Act (PIPEDA) and aggressive provincial statutes like Alberta's PIPA and Quebec's Law 25. These frameworks impose steep administrative penalties - up to 4% of global turnover - for unauthorized processing or cross-border transmission of health metrics without clear consumer consent.

If our Area Development Managers (ADAs) fail to strictly enforce data-handling protocols, or if our backend technology layer suffers a leak, the Company faces direct statutory liability. Given our lean corporate architecture and total absence of multi-million-dollar cyber liability reserves, an adverse data privacy judgment would dry up franchise fee revenues, disrupt our international pipeline, and severely damage our trading value.

The deployment of generative artificial intelligence and algorithmic models within consumer nutrition and wellness coaching is subject to intensifying, unproven regulatory oversight and liability.

Our proprietary technology layer relies heavily on advanced generative artificial intelligence (AI) and cloud-based data integration. Under our Pillar 2 (Precision Nutrition) framework, the Company does not maintain a high-overhead staff of credentialed clinical dietitians. Instead, our software platform utilizes custom developer APIs linked to the Google Gemini AI ecosystem to dynamically synthesize hyper-personalized menu configurations, habit tracking, and grocery lists for subscribers. Because our applications ingest biometric measurements directly from our physical InBody 770 diagnostic arrays to formulate these automated nutritional outputs, we operate at the center of an intensely monitored, fast-evolving regulatory landscape. Federal, state, and provincial authorities are implementing rigid compliance guidelines governing automated decision-making and AI-generated wellness advice, exposing the Company to complex and untested product liability frameworks:

●	Rigid Reasonable Care Mandates Under State Artificial Intelligence Acts: States are rapidly creating sweeping frameworks to govern automated systems. The Colorado Artificial Intelligence Act, which officially takes effect in June 2026, requires deployers of high-risk AI systems to exercise "reasonable care" to avoid algorithmic discrimination and to complete ongoing impact assessments. Concurrently, state-level statutes - such as California’s AB 489 - prohibit automated platforms from falsely implying they hold formal healthcare or medical nutrition licenses, requiring prominent consumer disclosures. Complying with these state-specific auditing requirements and configuring geographic opt-out filters on www.oncorelongevity.com creates significant administrative burdens and corporate expenditures.

●	The Threat of Algorithmic Deception Actions by the FTC: The Federal Trade Commission (FTC) aggressively polices consumer-facing AI systems under Section 5 of the FTC Act, targeting companies making unproven or exaggerated health claims through automated tools. The FTC has repeatedly demonstrated its willingness to enforce algorithmic disgorgement - a catastrophic remedy forcing a company to destroy its software architecture, prompt configurations, and underlying databases if operated using deceptive practices. If the FTC concludes that our background Google Gemini AI configurations deliver unverified biological guidance or overstate the speed of an individual’s EGYM BioAge deceleration, the Company could face severe enforcement actions that would cripple our technology stack.

●	Unproven Product Liability and the Risk of Algorithmic "Hallucinations": Large language models are naturally susceptible to "hallucinations," occasionally outputting factually incorrect or physically hazardous guidance. If our custom prompt routing generates a corrupted dietary protocol that triggers a severe health crisis for a client, the Company faces direct product liability lawsuits. Because legal precedents defining corporate negligence for autonomous AI behavior are entirely unproven, we cannot predict whether courts will assign liability to the foundational engine provider (Google) or to the deployment platform (OnCore). Given our lean infrastructure and the absence of algorithmic errors and omissions (E&O) insurance padding, a single major adverse AI liability judgment would deplete our working capital.

●	Restrictions Under State Dietetics and Nutrition Licensing Boards: Traditional medical nutrition therapy (MNT) is protected by state and provincial licensing boards, which restrict prescribing disease-management meal plans to registered dietitians. While our platform is engineered as a general wellness coaching tool, aggressive state licensing boards are expanding enforcement to capture automated digital software. If regional boards determine that our automated API data loops cross the threshold into unlicensed dietetics practice, they could issue immediate cease-and-desist orders across entire state jurisdictions.

If we are forced to scale back, modify, or completely terminate our automated Google Gemini AI nutrition loops due to regulatory crackdowns, software failures, or changing liability laws, the value proposition of our 4-Pillar Model would be compromised. Any disruption to our centralized technology layer would reduce sub-franchise recruitment velocity, lower client retention across our Area Development Manager (ADA) networks and cause a severe material adverse effect on our business operations and our traded stock value.

Unfavorable publicity, unscientific industry claims, or high-profile safety incidents regarding high-intensity strength training or automated resistance circuits could damage our brand reputation.

The commercial execution of our franchise platform depends on the public safety perception and market authority of the OnCore Longevity Centers brand. Our physical centers feature specialized, robotic motor-loaded EGYM smart-strengthening circuits to deliver localized High-Intensity Strength Training (HIST) protocols tailored for adults aged 40 and older. Because we market our system as a premium, science-backed preventative health solution capable of safely optimizing musculoskeletal profiles, our forward rollout velocity is highly sensitive to shifts in public trust and consumer safety trends. This introduces unique operational and public relations vulnerabilities:

●	Susceptibility to Virally Distributed Injuries: HIST protocols intentionally push skeletal muscle groups to temporary failure under heavy mechanical resistance profiles. Any improper positioning or mechanical software calculation error could result in soft tissue tears or joint dislocations. If a client at a local franchise studio -such as our initial international training center at 4057 Albert Street in Regina - sustains a high-profile injury while using an automated EGYM circuit, and that event is amplified across social media, it could trigger widespread consumer anxiety and suppress client acquisition rates network-wide.

●	The Downstream Impact of "Longevity Washing": The preventative wellness sector is facing a wave of "longevity washing," with numerous brands making unverified or exaggerated claims regarding biological age reversal. If the broader market becomes associated with deceptive practices, negative media coverage could damage the credibility of the entire sector. If journalists or academic researchers publish reports criticizing the scientific basis of electronic EGYM BioAge tracking or automated AI nutritional mapping, consumers may view our system as an unproven fad, impairing our capability to recruit elite personal trainers as franchise operators.

●	Systemic Multi-Territory Halts from Local Premise Liability Disputes: If a catastrophic health event occurs inside a micro-studio, resulting common-law negligence or product liability lawsuits will name OnCore Longevity Inc. as a co-defendant. Defending against these actions demands significant legal expenditure. Furthermore, high-profile litigation would force us to disclose ongoing disputes in Item 3 of our annual Franchise Disclosure Document (FDD) filings, which could lead state regulatory boards to freeze our territory registration approvals, halting our domestic expansion pipeline.

If we cannot continuously preserve our brand reputation as a safe, scientifically rigorous leader within the health span optimization market, our target 40+ demographic will migrate to traditional or digital competitors. Any widespread erosion of consumer trust will depress local store-level subscription volumes, degrade the market value of our master territory packages, and cause a severe material adverse effect on our financial condition and our public trading valuation.

The preventative wellness industry operates under continuous exposure to evolving occupational licensing, personal training certifications, and non-medical health designation regulations.

The execution of our asset-light franchise model relies on the talent pipeline of our independent operators, who are predominantly experienced personal trainers and exercise physiologists. These practitioners interact directly with clients to oversee our specialized High-Intensity Strength Training (HIST) protocols, manage EGYM robotic resistance configurations, and guide clients through our 4-Pillar Model. Because our physical centers focus on muscle retention and health span extension for adults aged 40 and older, our operational compliance is vulnerable to changes in local, state, federal, and provincial laws governing occupational licensing and professional fitness credentials, introducing several critical risks:

●	The Influx of Strict State-Level Licensure Mandates: Historically, the personal training market has operated under decentralized certification guidelines. However, legislative frameworks in 2026 reveal that multiple state assemblies are reviewing bills designed to formalize personal training scope-of-practice requirements. These initiatives seek to make it a violation to prescribe structured physical conditioning without holding specific state licenses accredited by the National Commission for Certifying Agencies (NCCA), such as advanced designations from NASM, ACSM, or NSCA. If our 55 target North American markets implement varying state-specific licensing, sub-franchisees will face significant compliance costs, mandatory continuing education unit (CEU) tracking, and extended hiring cycles that could delay local center rollouts.

●	Regulatory Redirection and the Threat of Medical Board Overreach: Because the OnCore model utilizes data-driven interfaces - including cellular monitoring via the InBody 770 and custom prompt routing linked to the Google Gemini AI nutrition ecosystem - aggressive state medical boards or physical therapy panels may argue that our automated conditioning paths cross the boundary into clinical rehabilitation, medical nutrition therapy (MNT), or unlicensed physical therapy. Although our platform is engineered strictly as a general wellness coaching framework, sudden changes to state definitions of "exercise therapy" or "functional rehabilitation" could restrict our trainers from adjusting EGYM kinetic resistance vectors for clients, and regional cease-and-desist actions would immediately devalue our territory packages.

●	Cross-Border Regulatory Variances and International Compliance Friction: Our international expansion into Canada through master partners like Degco Fitness Ventures Ltd. introduces distinct regulatory friction. In Canada, professional fitness designations face unique provincial tracking. For instance, our initial commercial training facility located at 4057 Albert Street in Regina, Saskatchewan must operate in alignment with localized provincial workplace safety and professional service guidelines. If Canadian authorities implement mandatory registration rules that reject standard U.S.-sourced credentials, our master territory monetization schedule will face costly friction.

Our capability to maintain a high-growth franchise profile depends on the seamless acquisition of qualified personal training professionals across all active regions. If changing occupational licensing laws restrict trainers from operating our automated machinery, or if the cost of keeping local center staff compliant scales excessively, unit-level profitability will drop, causing prospective operators to reject our territory offerings and freezing our master expansion pipeline.

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

Protecting our intellectual property is and will be an essential factor in maintaining our competitive position in the wellness and health span industry. Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness. We will rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. Many factors bear upon the exclusive ownership and right to exploit intellectual properties, including, without limitation, prior rights of third parties and non-use and/or nonenforcement by us and/or related entities. While we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated. We cannot be sure that our intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to compete successfully within the marketplace for our products. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. If we do not, or are unable to, adequately protect our intellectual property, then we may face difficulty in differentiating our products from those of our competitors and our business, operating results and financial condition may be adversely affected.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our financial statements includes an explanatory paragraph that substantial doubt exists as to whether we can continue as an ongoing business. Since our Officers may be unwilling or unable to loan or advance additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this annual report, we may be required to suspend or cease the implementation of our business plans. You may be investing in a Company that will not have the funds necessary to continue to deploy its business strategies. See “Audited Financial Statements – Report of Independent Registered Accounting Firm.”

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

Our current operating funds are not adequate for corporate existence over the next twelve months. We will require significant capital over the next twelve months, for the implementation of our marketing program. If we are not successful in maintaining and growing the business, we may require additional financing to sustain business operations. The Company’s cash balance as of March 31, 2025, and March 31, 2026, was $450 and $43,449 respectively. We will require additional financing in order to maintain its corporate existence and to implement our business plans and strategy. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and are actively implementing processes for the assessment, identification, and management of material risks originating from cybersecurity threats. These processes are designed to safeguard our business operations, digital infrastructure, proprietary business concepts, and sensitive stakeholder information.

Our information security assessment processes are integrated into our broader corporate enterprise risk management framework. On an ongoing basis, our management team evaluates operational vulnerabilities, monitors user and system permissions, and updates threat defense configurations. As part of our risk management strategy:

●	Third-Party Risk Management: We evaluate and oversee risks associated with our use of external service providers and third-party infrastructure. We utilize a selection and monitoring process to evaluate the basic security standards of critical suppliers and data platforms prior to engagement.

●	Consultants and Advisors: From time to time, we may engage specialized third-party cybersecurity assessors, consultants, or technical auditors to evaluate our system defenses, validate our control mechanisms, or provide strategic guidance on digital threat landscapes.

●	Material Incident Impact: To date, risks from cybersecurity threats - including any historical, minor technical disruptions - have not materially affected, and are not reasonably likely to materially affect, our business strategy, operational results, or financial condition.

Governance

Our Board of Directors maintains ultimate oversight over risks stemming from cybersecurity threats. The Board assesses our digital threat profile and monitors management’s risk mitigation performance directly, as well as via regular executive briefings.

Management is responsible for the day-to-day identification, assessment, mitigation, and reporting of operational cybersecurity threats. Our senior leadership team, including executive officers responsible for corporate operations and information architecture, possesses relevant corporate expertise in managing information technology risk, overseeing complex enterprise software configurations, and building secure service infrastructure.

Management monitors internal security activities through ongoing testing and keeps the Board informed of significant technical updates, security enhancements, and industry risk vectors during periodic operational reviews.

Item 2. Properties.

We do not own any real estate or other properties. The Company’s principal executive offices are located at 4057 Albert Street, Regina, Saskatchewan, Canada, S4S 3R8 and our registered office is located at 7901 4th St N, Suite 300, St. Petersburg, Florida, 33702. Our telephone number is (561) 772-3853.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 29, 2026, the Company had sixty-three (63) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the “Summary Statements of Operations Data” and our financial statements and the notes to those statements appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to several factors, including those discussed below and elsewhere in this annual report particularly on page 28 entitled “Risk Factors”.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as at March 31, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty.

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

Year Ended March 31, 2026 and 2025.

Revenues for the year ended March 31, 2026 and 2025 was $0 and $1,294, respectively, a decrease of $1,294, or 100%. The decrease in revenues in the current year resulted due to our decision to terminate our operating lease effective June 30, 2024.

Cost of revenues for the year ended March 31, 2026 and 2025 was $0 and $445, respectively, a decrease of $445, or 100%. The decrease in cost of revenues in the current year resulted due to our decision to terminate our operating lease effective June 30, 2024.

Compensation expense for the year ended March 31, 2026 and 2025 was $20,000 and $133,574, respectively, a decrease of $113,574, or 85%. Compensation expense decreased in the current year primarily due to no stock-based compensation being recognized for employees whereas the comparable period included $100,000 of stock-based compensation to the Company’s Chief Executive Officer as well as the elimination of wages to employees in the current year that resulted from our decision to terminate our operating lease effective June 30, 2024.

Advertising expense for the year ended March 31, 2026 and 2025 was $1,209 and $7,087, respectively, a decrease of $5,878, or 83%. Advertising expense decreased in the current year due to our decision to terminate our operating lease effective June 30, 2024.

Depreciation and amortization expense for the year ended March 31, 2026 and 2025 was $8,735 and $11,492, respectively, a decrease of $2,757, or 24%. Depreciation decreased in the current year primarily due to the sale of property and equipment in July 2025 and March 2026.

Impairment of property and equipment expense for the year ended March 31, 2026 and 2025 was $0 and $3,799, respectively, a decrease of $3,799, or 100%. No impairment was recognized in the current year whereas the comparable period included an impairment of property and equipment in June 2024.

Selling, general and administrative expenses for the year ended March 31, 2026 and 2025 was $192,419 and $176,271, respectively, an increase of $16,148, or 9%. Selling, general and administrative expenses increased in the current year primarily due to increased professional fees.

The net loss for the year ended March 31, 2026 and 2025 was ($226,708) and ($330,985), respectively, a decrease in the net loss of $104,277, or 32%. The net loss for the current year decreased primarily due to lower compensation expense, partially offset by higher professional fees.

Capital Resources and Liquidity

Net cash used in operating activities for the year ended March 31, 2026 and 2025 was $194,751 and $191,027, respectively, an increase of $3,724, and resulted primarily from a decrease in share-based compensation expense of $98,000 and a decrease in accounts payable and accrued expenses of $16,612, partially offset by a decrease in the net loss of $104,277.

Net cash provided by (used in) investing activities for the year ended March 31, 2026 and 2025 was $33,849 and ($5,685), respectively, a change of $39,534, and resulted from an increase in proceeds from the sale of property and equipment of $32,906 and decreases in purchases of property and equipment of $3,869 and intangible assets of $2,759.

Net cash provided by financing activities for the year ended March 31, 2026 and 2025 was $203,901 and $186,505, respectively, an increase of $17,396, and resulted primarily from an increase in proceeds from the sale of common shares of $93,000, partially offset by a decrease in net advances received from the Company’s directors of $65,121 and repayments of advances of $9,983 to the Chief Executive Officer.

As of March 31, 2026, we had $43,449 in cash and $244,837 in current liabilities resulting in a working capital deficit of $201,388

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

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of March 31, 2026, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2026, and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended March 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons.

All Directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The Officers of our company are appointed by our board of Directors and hold office until their death, resignation or removal from office. Our Directors and executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Matthew Degelman	President, Secretary, Treasurer and Director	30	September 21, 2023
Max Lemos	Vice President and Director	51	May 31, 2024

Business Experience

The following is a brief account of the education and business experience of each Director and Executive Officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which her was employed.

Matthew Degelman President, Secretary, Treasurer and Director

Mr. Degelman, 30, has been our President and a Director since inception of the corporation in 2023. From 2022 to 2023, Mr. Degelman was President and Director of MedX Fit Tech Inc. From 2014 to 2020, Mr. Degelman held various management positions at Degelman Industries in Regina, Canada.

Mr. Degelman holds a Bachelor of Administration degree from the University of Regina, Canada.

Max Lemos Vice President and Director

Mr. Lemos, 51, has been our Vice President since the inception of the corporation and a Director since May 2024. From 2005 to 2022, Mr. Lemos was Development Agent for Subway in Brazil. From 2023 to present, Mr. Lemos is a Subway Clinic multi-unit operator in the State of Rio de Janeiro, Brazil. From 2000 to 2003, Mr. Lemos was a Project Manager for a leading commercial construction company in Brazil.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named Executive Officers and Directors for all services rendered in all capacities to us for their appointment for the period ended March 31, 2026.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compen-sation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Matthew Degelman – President, Secretary,	2025	-	-	$100,000	-	-	-	12,000	112,000
Treasurer,and Director	2026	-	-	-	-	-	-	16,000	16,000

Max Lemos – Vice-President	2025	-	-	-	-	-	-	3,000	3,000
and Director	2026	-	-	-	-	-	-	4,000	4,000

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our Officers and Directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2026 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our Directors, nominees for Director and named Executive Officers; and (3) all Directors and Executive Officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 7901 4th St N, Suite 300, St Petersburg, Florida, 33702.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Matthew Degelman	Common Stock	9,000,000	Direct	67.5%
Max Lemos	Common Stock	1,000,000	Direct	7.5%
Directors and Executive Officers (2-as a group)	Common Stock	10,000,000		75.0%

1)	Based on 13,327,000 shares of our common stock outstanding as of the date hereof.

Description of Common Stock

We are currently authorized to issue up to 100,000,000 shares of capital stock consisting of: 100,000,000 shares of common stock, no par value. As of March 31, 2026, 13,327,000 shares of common stock were issued and outstanding.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. for the years ended March 31:

	2026	2025
Audit Fees	$68,000	$65,000
Audit Related Fees	$-	$15,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$68,000	$80,000

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1

INDEX TO EXHIBITS

Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.0	Description of Securities
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously Filed

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Exercise Inc.

June 29, 2026	By:	/s/ Matthew Degelman
Matthew Degelman
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Degelman	President	June 29, 2026
Matthew Degelman	(Principal Executive Officer and Principal Accounting Officer)

/s/ Max Magalhaes Lemos	Vice-President	June 29, 2026
Max Magalhaes Lemos

MEDICAL EXERCISE INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Medical Exercise, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medical Exercise, Inc. (the “Company”) as of March 31, 2026 and 2025, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and cash used in operations of $226,708 and $194,751 for the year ended March 31, 2026, and a working capital deficit, accumulated deficit, and stockholders’ deficit of $201,388, $705,707 and $183,507 respectively, at March 31, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 26, 2026

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

MEDICAL EXERCISE INC.

BALANCE SHEETS

	March 31,
	2026	2025

Assets

Current assets:
Cash	$43,449	$450
Total current assets	43,449	450

Property and equipment, net - held for sale	15,924	59,903
Intangible assets, net	1,957	4,908
Total assets	$61,330	$65,261

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$63,234	$46,358
Advances payable - related parties	174,949	79,548
Contract liabilities	5,929	5,929
Sales tax payable	725	725
Total current liabilities	244,837	132,560

Commitments and contingencies - See Note 7

Stockholders' deficit:

Common stock, no par value; 100,000,000 shares authorized; 13,327,000 and 12,222,000 shares issued and outstanding, respectively	522,700	412,200
Subscription receivable (5,000 shares)	(500)	(500)
Accumulated deficit	(705,707)	(478,999)
Total stockholders' deficit	(183,507)	(67,299)
Total liabilities and stockholders' deficit	$61,330	$65,261

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2026	2025

Revenues	$-	$1,294

Cost of revenues	-	445

Operating profit	-	849

Operating expenses:
Compensation expense	20,000	133,574
Advertising	1,209	7,087
Depreciation and amortization	8,735	11,492
Impairment of property and equipment	-	3,799
Selling, general and administrative expenses	192,419	176,271
Total operating expenses	222,363	332,223

Loss from operations	(222,363)	(331,374)

Other income (expense):
Gain (loss) on sale of property and equipment	(1,795)	389
Gain (loss) on disposal of intangible assets	(2,550)	-
Total other income, net	(4,345)	389

Net loss before income taxes	(226,708)	(330,985)

Provision for income taxes	-	-

Net loss	$(226,708)	$(330,985)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	12,599,986	12,187,151

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2024	12,062,000	$96,200	$(500)	$(148,014)	$(52,314)

Subscription receivable received	-	-	500	-	500
					-
Common shares issued to related party for compensation and to reduce advances payable - related party	3,000,000	300,000	-	-	300,000

Common shares contributed back to company	(3,000,000)	-	-	-	-

Common shares issued for cash	160,000	16,000	(500)	-	15,500
					-
Net loss	-	-	-	(330,985)	(330,985)

Balance - March 31, 2025	12,222,000	412,200	(500)	(478,999)	(67,299)

Common shares issued for cash	1,085,000	108,500	-	-	108,500

Common shares issued for services rendered	20,000	2,000	-	-	2,000

Net loss	-	-	-	(226,708)	(226,708)

Balance - March 31, 2026	13,327,000	$522,700	$(500)	$(705,707)	$(183,507)

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(226,708)	$(330,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,736	11,492
Impairment of property and equipment	-	3,799
Loss (gain) on sale of property and equipment	1,795	(389)
Loss on disposal of intangible assets	2,550	-
Share-based compensation	2,000	100,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	16,876	28,527
Contract liabilities	-	(1,044)
Deferred rent	-	(2,468)
Sales tax payable	-	41
Net cash used in operating activities	(194,751)	(191,027)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(3,869)
Proceeds from sale of property and equipment	36,206	3,300
Purchases of intangible assets	(2,357)	(5,116)
Net cash used in investing activities	33,849	(5,685)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	108,500	15,500
Proceeds from related party advances	105,384	170,505
Repayments of related party advances	(9,983)	-
Proceeds from subscription receivable	-	500
Net cash provided by financing activities	203,901	186,505

Net increase (decrease) in cash	42,999	(10,207)

Cash at beginning of year	450	10,657

Cash at end of year	$43,449	$450

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common shares issued to reduce advances payable to related party	$-	$200,000

The accompanying notes are an integral part of the financial statements.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

NOTE 1 — NATURE OF OPERATIONS

Overview

Medical Exercise Inc. (the “Company”) is a provider of health and wellness services focused on fitness, exercise, and longevity. The Company was originally incorporated as MedX Back Pain Clinics Inc. on September 21, 2023, to provide physical therapy and strength-based rehabilitation services for individuals suffering from back and neck pain. The Company operated from a single location until it terminated its operating lease effective June 30, 2024. Following the discontinuation of its back and neck pain rehabilitation model, the Company began transitioning to a fitness and longevity-based business model. As part of this transition, the Company disposed of all of its rehabilitation-related equipment, abandoned its legacy website, and began developing a franchisor/franchisee operating model supported by a virtual corporate headquarters and a new website. On November 5, 2024, the Company changed its name from MedX Back Pain Clinics Inc. to Medical Exercise Inc. to better reflect its revised business strategy. The Company’s fiscal year end is March 31.

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2026, the Company had cash of $43,449 and a working capital deficit (current liabilities in excess of current assets) of $201,388. During the year ended March 31, 2026, the net loss was $226,708 and net cash used in operating activities was $194,751. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

During the year ended March 31, 2026, the Company received proceeds of $108,500 from the issuance of common shares and advances of $95,401, net of repayments, from related parties.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

NOTE 3 — ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements include the valuation of property and equipment, depreciable lives of property and equipment, valuation of stock-based compensation and the valuation allowance on deferred tax assets. Actual results may differ from these estimates.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2026 and 2025. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. At March 31, 2026, the uninsured balance amounted to $0.

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

MARCH 31, 2026 AND 2025

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

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its statements of operations and include accrued interest and penalties within “accrued liabilities” in its balance sheets, if applicable. For the year ended March 31, 2026, no income tax related interest or penalties were assessed or recorded.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $1,209 and $7,087 for the year ended March 31, 2026 and 2025, respectively.

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

MARCH 31, 2026 AND 2025

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

In May 2025, the FASB issued Accounting Standards Update 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”. This update clarifies the accounting for share-based consideration payable to a customer in conjunction with revenue-generating transactions. The amendments revise the definition of a performance condition to include conditions based on a customer’s purchases of goods or services, eliminate the policy election to account for forfeitures as they occur for such awards, and clarify that the variable consideration constraint guidance in Topic 606 does not apply to share-based consideration payable to a customer. The amendments in ASU 2025-04 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of ASU 2025-04 to have a material impact on its consolidated financial statements or related disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This update provides targeted improvements to the current expected credit loss (“CECL”) model by introducing a practical expedient that allows entities to assume that current conditions as of the balance sheet date remain unchanged when estimating expected credit losses for certain current accounts receivable and contract assets. The amendments are intended to reduce the cost and complexity associated with applying CECL to short-term receivables arising from revenue transactions. The amendments in ASU 2025-05 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2025, with early adoption permitted, and are to be applied prospectively. The Company is currently evaluating the impact of this guidance; however, based on the nature of its accounts receivable, the Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements or related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — PROPERTY AND EQUIPMENT – HELD FOR SALE

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Property and equipment and related accumulated depreciation are summarized in the table below:

	March 31,
	2026	2025
Machinery and equipment	$19,995	$69,364
Less: accumulated depreciation	(4,071)	(9,461)
Property and equipment, net	$15,924	$59,903

Depreciation expense was $5,978 and $9,370 for the year ended March 31, 2026 and 2025, respectively.

NOTE 5 — INTANGIBLE ASSETS

During the year ended March 31, 2026, the Company abandoned its legacy website in connection with its transition to a new business model and the development of a replacement website. As the legacy website was no longer expected to provide future economic benefit, the remaining carrying value of the asset was derecognized and a loss on disposal of intangible assets of $2,550 was recognized in the accompanying statement of operations.

Intangible assets and related accumulated amortization are summarized in the table below:

	March 31,
	2026	2025
Website	$2,357	$7,066
Less: accumulated amortization	(400)	(2,158)
Website, net	$1,957	$4,908

Website
Carrying value at March 31, 2024	$1,914
Add: Additions	5,116
Less: Amortization	(2,122)
Less: Impairments	-
Carrying value at March 31, 2025	4,908
Add: Additions	2,357
Less: Amortization	(2,758)
Less: Impairments	(2,550)
Carrying value at March 31, 2026	$1,957

Amortization expense was $2,758 and $2,122 for the year ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense for intangible assets is as follows.

Fiscal year
2027	$786
2028	786
2029	385
Total	$1,957

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

NOTE 6 — ADVANCES – RELATED PARTIES

During the year ended March 31, 2026 and 2025, the Company received advances of $100,384 and $170,505, respectively, and made repayments of $9,983 and $0, respectively, to the Company’s Chief Executive Officer (See Note 11).

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

During the year ended March 31, 2026 and 2025, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company (See Note 11).

The advances are unsecured, non-interest bearing and due on demand and, therefore, no interest expense has been recognized or is due. As of March 31, 2026 and 2025, the balance due to the related parties was $174,949 and $79,548, respectively, all of which is included in current liabilities (See Note 11).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Office Lease

On November 1, 2023, the Company entered into a 54-month operating lease with a related party founder for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 11). The Company adopted ASC Topic 842, Leases upon inception of the lease. Since both parties (the lessor and the lessee) had the right to terminate the lease with 30 days' notice, an evaluation was performed whether that termination provision impacts the lease term. According to ASC 842, if both parties can terminate the lease without penalty with 30 days' notice, then the lease term is effectively only the non-cancelable period, which in this case is 30 days. The lease term would not include the full contractual period since both parties have the mutual right to terminate the lease at any time with minimal notice. Accordingly, the Company’s operating lease is treated as a month-to-month lease. On May 30, 2024, the Company provided notice to the landlord to terminate its office space effective June 30, 2024. Subsequent to providing notice termination of the lease, the Company began the search for another location for its operations.

On June 6, 2024, the Company entered into a month-to-month lease for warehouse space in Ocala, Florida.

Rental expense of $6,340 and $6,749 for the year ended March 31, 2026 and 2025, respectively, is included in selling, general and administrative expenses on the accompanying statement of operations.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations and there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended March 31, 2025, the Company received subscription receivable proceeds of $500 that originated in the prior fiscal year.

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

During the year ended March 31, 2025, the Company sold an aggregate of 160,000 shares of common stock for an aggregate amount of $16,000, or $0.10 per share. As of March 31, 2025, net proceeds of $15,500 were received and a subscription receivable of $500 was outstanding.

During the year ended March 31, 2026, the Company sold an aggregate of 1,085,000 shares of common stock for total proceeds of $108,500, or $0.10 per share. Of these shares, 1,000,000 were sold to an entity owned by the father of the Company's Chief Executive Officer for proceeds of $100,000, which constituted a related-party transaction. As of March 31, 2026, all proceeds totaling $108,500 had been received.

During the year ended March 31, 2026, the Company issued an aggregate of 20,000 shares of common stock, having an aggregate fair value of $2,000, or $0.10 per share based on the recent sales price of common shares, for services rendered.

NOTE 9 — INCOME TAXES

The Company’s combined pre-tax loss for the years ended March 31, 2026 and 2025 was ($226,708) and $(330,985), respectively.

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and the tax bases of assets and liabilities. The Company’s current year loss results in the generation of a deferred tax asset for the federal net operating loss (“NOL”). However, due to uncertainty regarding the Company's ability to generate sufficient taxable income in the foreseeable future, management has concluded that it is more likely than not that this deferred tax asset will not be realized. Accordingly, a full valuation allowance has been recorded against the deferred tax asset.

Effective April 1, 2024, the Company adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The adoption of ASU 2023-09 did not affect the recognition or measurement of income taxes but resulted in expanded disclosures, including additional disaggregation of the effective tax rate reconciliation and income taxes paid by jurisdiction. The Company elected to apply the provisions of ASU 2023-09 retrospectively to the periods presented, and, accordingly, the income tax disclosures for the years ended March 31, 2026 and 2025 have been prepared in accordance with ASU 2023-09.

For the year ended March 31, 2026, the Company increased its valuation allowance by $66,516. Of this increase, $55,112 relates to federal deferred tax assets and $11,404 relates to state deferred tax assets. Further, of the $55,112 federal increase, $47,531 relates to operations and is reflected in the rate reconciliation below, while $7,581 relates to the initial recognition of a deferred tax asset arising from a book-tax basis difference on equipment contributed by a shareholder in exchange for stock. Similarly, of the $11,404 state increase, $9,835 relates to operations and is included net within the “State taxes (Florida), net of federal effect” category in the rate reconciliation, while $1,569 relates to the same shareholder contributed equipment basis difference. The total equity related portion of $9,150, ($7,581 federal and $1,569 state) was recorded directly in additional paid-in capital, with an offsetting increase in the valuation allowance, in accordance with ASC 740-20-45-11.

For the year ended March 31, 2025, the Company increased its valuation allowance by $83,668. Of this increase, $69,325 relates to federal deferred tax assets and $14,343 relates to state deferred tax assets. The total increase in the valuation allowance for 2025 is reflected in the effective tax rate reconciliation within both the “Increase (Decrease) in valuation allowance” category (which includes the federal portion) and the “State taxes (Florida), net of federal effect” category (which includes the state portion).

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Company’s provision (benefit) for income taxes consists of the following:

	For the Years Ended
	March 31,
	2026	2025
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	(55,112)	(69,325)
State	(11,402)	(14,343)
	(66,514)	(83,668)
Change in valuation allowance	66,514	83,668
Income tax provision (benefit)	$-	$-

The Company’s deferred tax assets and liabilities consist of the effects of temporary differences attributable to the following:

	March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryover	$170,636	$121,808
Contract liabilities	1,503	-
Fixed assets and intangible assets	3,898	-
Accrued expenses	11,152	-
Total deferred tax assets	187,189	121,808

Deferred tax liabilities:
Total deferred tax liabilities	-	(1,135)

Valuation allowance	(187,189)	(120,673)

Total deferred tax assets (liabilities)	$-	$-

As of March 31, 2026 and 2025, the Company had U.S. federal net operating loss carryforwards of $685,797 and $480,602, respectively, all of which do not expire and are limited to 80% of taxable income in the year utilized. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible into common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in a particular year. As of March 31, 2026 and 2025, the Company had net operating loss carryforwards for state income tax purposes of $612,640 and $480,602 respectively, which do not expire and are limited to 80% of taxable income in the year utilized.

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

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

The significant elements contributing to the difference between income taxes at the effective United States federal statutory tax rate of 21% and the Company’s effective tax rate are as follows:

	For the Year Ended		For the Year Ended
	March 31, 2026		March 31, 2025
Income taxes (benefit) computed at US federal statutory rate	$(47,609)	(21.00)%	$(69,508)	(21.00)%
Federal:
Nontaxable or non-deductible items:
Other permanent differences	77	0.03%	183	0.06%
Increase (decrease) in valuation allowance	47,531	20.97%	69,325	20.94%
State taxes (Florida), net of federal effect	1	-	-	-

Income tax provision (benefit)	-	0.00%	-	0.00%

NOTE 10 — CONCENTRATIONS

Concentration of Revenues

For the year ended March 31, 2026 and 2025, the following customers accounted for 10% or more of the Company’s revenues.

	For the	For the
	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Customer 1	-	47.8%
Customer 2	-	46.5%
Totals	-	94.3%

NOTE 11 — RELATED PARTY TRANSACTIONS

During the year ended March 31, 2026 and 2025, the Company received advances of $100,384 and $170,505, respectively, and made repayments of $9,983 and $0, respectively, to the Company’s Chief Executive Officer (See Note 6).

During the year ended March 31, 2026 and 2025, the Company received advances of $5,000 and $0, respectively, and made repayments of $0 to a director of the Company (See Note 6).

On November 1, 2023, the Company entered into a 54-month operating lease with a significant shareholder of the Company for office space for a base rent of $1,360 commencing January 1, 2024 (See Note 7).

During the year ended March 31, 2026 and 2025, the Company recognized $8,000 and $6,000, respectively, in director fees and $12,000 and $9,000, respectively, in management fees (for the Chief Executive Officer), both of which are included in Compensation expense in the accompanying statements of operations.

NOTE 12 — SUBSEQUENT EVENTS

In May 2026, the Company completed its franchise disclosure document to be provided to potential franchisees and to be filed as required with the provinces in Canada as well as in states in the United States where potential franchisees operate. The Company owns the proprietary business formats and systems for the Oncore Longevity System and has applied to register certain related trademarks and service marks.

On May 5, 2026, the Company (the “franchisor”), entered into a Franchise Agreement with Degco Fitness Ventures Ltd. (the “franchisee”), a Saskatchewan, Canada corporation owned by the Company’s Chief Executive Officer, to establish and operate an OnCore Longevity Center Facility, utilizing the OnCore System, for a period of 10 years, to be located in Regina, Saskatchewan, Canada. Each parties rights, responsibilities and obligations and franchise fees and royalties are specified in the Franchise Agreement.