Form 10-Q
period 2026-06-30
MEDICAL EXERCISE INC.
filed 2026-08-19
CIK 2001249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 19, 2026, there were 13,327,000 shares of common stock, no par value , issued and outstanding.

MEDICAL EXERCISE INC.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL EXERCISE INC.

BALANCE SHEETS

	June 30,	March 31,
	2026	2026
	(Unaudited)
Assets

Current assets:
Cash	$3,089	$43,449
Accounts receivable - related party	1,000	-
Other receivable	10,000	-
Total current assets	14,089	43,449
Property and equipment, net - held for sale	-	15,924
Intangible assets, net	2,626	1,957
Total assets	$16,715	$61,330

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$71,285	$63,234
Advances payable - related parties	174,949	174,949
Contract liabilities	5,929	5,929
Sales tax payable	725	725
Total current liabilities	252,888	244,837

Commitments and contingencies - See Note 7

Stockholders’ deficit:

Common stock, no par value; 100,000,000 shares authorized; 13,327,000 shares issued and outstanding	522,700	522,700
Subscription receivable (5,000 shares)	(500)	(500)
Accumulated deficit	(758,373)	(705,707)
Total stockholders’ deficit	(236,173)	(183,507)
Total liabilities and stockholders’ deficit	$16,715	$61,330

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30,	June 30,
	2026	2025

Revenues - related party	$1,000	$-

Cost of revenues	-	-
Operating profit	1,000	-
Operating expenses:
Compensation expense	5,000	5,000
Advertising	-	1,032
Depreciation and amortization	542	2,881
Selling, general and administrative expenses	48,227	61,378
Total operating expenses	53,769	70,291

Loss from operations	(52,769)	(70,291)

Other income (expense):
Gain on disposal of property and equipment	103	-
Total other income, net	103	-

Net loss before income taxes	(52,666)	(70,291)

Provision for income taxes	-	-

Net loss	$(52,666)	$(70,291)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	13,327,000	12,290,077

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - March 31, 2026	13,327,000	$522,700	$(500)	$(705,707)	$(183,507)
Net loss	-	-	-	(52,666)	(52,666)

Balance - June 30, 2026 (Unaudited)	13,327,000	$522,700	$(500)	$(758,373)	$(236,173)

Balance - March 31, 2025	12,222,000	$412,200	$(500)	$(478,999)	$(67,299)
Common shares issued for cash	85,000	8,500	-	-	8,500
Common shares issued for services rendered	20,000	2,000	-	-	2,000
Net loss	-	-	-	(70,291)	(70,291)

Balance - June 30, 2025 (Unaudited)	12,327,000	$422,700	$(500)	$(549,290)	$(127,090)

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	June 30,	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(52,666)	$(70,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542	2,881
(Gain) on sale of property and equipment	(103)	-
Share-based compensation	-	2,000
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	-
Accounts payable and accrued expenses	6,505	(13,173)
Net cash used in operating activities	(46,722)	(78,583)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment, net of disposal costs paid	7,462	-
Purchases of intangible assets	(1,100)	(900)
Net cash provided by (used in) investing activities	6,362	(900)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	-	8,500
Proceeds from related party advances	-	75,624
Repayments of related party advances	-	(1,300)
Net cash provided by financing activities	-	82,824

Net increase (decrease) in cash	(40,360)	3,341

Cash at beginning of period	43,449	450

Cash at end of period	$3,089	$3,791

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Other receivable recognized as part of disposal of equipment	$10,000	$-
Accrued expenses recognized as part of disposal of equipment	$1,546	$-

The accompanying condensed notes are an integral part of the unaudited financial statements.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2026, the Company had cash of $3,089 and a working capital deficit (current liabilities in excess of current assets) of $238,799. During the three months ended June 30, 2026, the net loss was $52,666 and net cash used in operating activities was $46,722. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

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

NOTE 3 — ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the results of operations for the three months ended June 30, 2026 and 2025, the cash flows for the three months ended June 30, 2026 and 2025, and the balance sheet at June 30, 2026 have been made. The Company’s results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year ending March 31, 2027.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

Certain information and disclosures normally included in the notes to the Company’s annual audited financial statements have been condensed or omitted from the Company’s interim unaudited financial statements. Accordingly, these interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended March 31, 2026. The March 31, 2026 balance sheet is derived from those statements.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 825-10, “Financial Instruments” (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The estimated fair value of certain financial instruments, including cash, accounts receivable, other receivable, accounts payable and accrued expenses, contract liabilities, sales tax payable and advances payable to related parties are carried at historical cost basis, which approximates their fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2026. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. At June 30, 2026, the uninsured balance amounted to $0.

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

JUNE 30, 2026 AND 2025

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

Income Taxes

The Company accounts for its income taxes in accordance with accounting principles generally accepted in the United States of America, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to net tax operating loss carryforwards to the extent that realization of these benefits is more likely than not. The Company periodically evaluates the realizability of its net deferred tax assets. The Company’s policy is to account for interest and penalties relating to income taxes, if any, in “income tax expense” in its statements of operations and include accrued interest and penalties within “accrued liabilities” in its balance sheets, if applicable. For the three months ended June 30, 2026, no income tax related interest or penalties were assessed or recorded.

Revenue Recognition and Contract Liabilities

The Company follows Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments made in applying the guidance.

The Company currently generates revenue from franchise operations. Initial franchise fees are recognized when, or as, the related performance obligations under the applicable franchise agreement are satisfied. Amounts billed or received before the related performance obligations are satisfied are recorded as contract liabilities and recognized as revenue when the related performance obligations are fulfilled. Royalty revenue is recognized as the related franchisee sales occur in accordance with the terms of the applicable franchise agreements.

Legacy Contract Liabilities

Legacy contract liabilities consist of advance payments received from customers under the Company’s former treatment services business for treatment services that had not been provided as of the date those operations were discontinued. In April 2026, the Company sold the remaining assets used in its treatment operations and no longer provides treatment services. Accordingly, the Company does not expect to recognize additional treatment service revenue related to these legacy contract liabilities. The liabilities will remain recorded until the related customer obligations are resolved or otherwise legally extinguished.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising costs were $0 and $1,032 for the three months ended June 30, 2026 and 2025, respectively.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this new guidance will have on its financial statement disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This update provides targeted improvements to the current expected credit loss (“CECL”) model by introducing a practical expedient that allows entities to assume that current conditions as of the balance sheet date remain unchanged when estimating expected credit losses for certain current accounts receivable and contract assets. The amendments are intended to reduce the cost and complexity associated with applying CECL to short-term receivables arising from revenue transactions. The amendments in ASU 2025-05 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2025, with early adoption permitted, and are to be applied prospectively. The Company adopted ASU 2025-05 effective April 1, 2026. The adoption did not have a material impact on the Company’s financial statements or related disclosures.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

NOTE 4 — PROPERTY AND EQUIPMENT

During the year ended March 31, 2025, the Company recognized an additional impairment charge of $3,799 related to capitalized costs for property and equipment previously impaired in fiscal 2024.

During the year ended March 31, 2026, the Company disposed of certain treatment equipment and related assets, recognizing an aggregate loss on disposal of $1,795.

During the three months ended June 30, 2026, the Company sold its remaining treatment equipment and related assets as part of the disposition of its former treatment operations. The equipment and related items were sold for aggregate consideration of $24,007. As of June 30, 2026, $14,007 had been collected and the remaining $10,000 was included in other current assets in the accompanying balance sheet. The Company incurred aggregate transportation and other disposal costs of $8,091 in connection with the sale, of which $1,546 remained unpaid and was included in accounts payable and accrued expenses as of June 30, 2026. The Company recognized a gain on disposal of $103, which is included in other income (expense) in the accompanying statements of operations.

Cash collected as of June 30, 2026	$14,007
Other receivable as of June 30, 2026	10,000
Aggregates sales consideration	24,007
Less: net book value of equipment sold	(15,813)
Less: disposal costs paid as of June 30, 2026	(6,545)
Less: disposal costs included in accounts payable and accrued expenses at June 30, 2026	(1,546)
Gain on disposal of property and equipment	$103

Property and equipment and related accumulated depreciation are summarized in the table below:

	June 30,	March 31,
	2026	2026
Machinery and equipment	$-	$19,995
Less: accumulated depreciation	-	(4,071)
Property and equipment, net	$-	$15,924

Depreciation expense was $111 and $2,274 for the three months ended June 30, 2026 and 2025, respectively.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

Intangible assets and related accumulated amortization are summarized in the table below:

	June 30,	March 31,
	2026	2026
Website	$3,456	$2,357
Less: accumulated amortization	(830)	(400)
Website, net	$2,626	$1,957

Website
Carrying value at March 31, 2026	1,957
Add: Additions	1,100
Less: Amortization	(431)
Less: Impairments	-
Carrying value at June 30, 2026	$2,626

Amortization expense was $431 and $607 for the three months ended June 30, 2026 and 2025, respectively.

Estimated future amortization expense for intangible assets is as follows.

Fiscal year	Amount
Remainder of 2027	$1,152
2028	1,066
2029	408
Total	$2,626

NOTE 6 — ADVANCES – RELATED PARTIES

During the three months ended June 30, 2026, there were no advances from or repayments to the Company’s Chief Executive Officer or directors. The advances are unsecured, non-interest bearing, and due on demand. Accordingly, no interest has been accrued or recognized.

As of June 30, 2026 and March 31, 2026, amounts due to related parties consisted of advances from the Company’s Chief Executive Officer of $169,949 and advances from a director of $5,000. As of June 30, 2026 and March 31, 2026, aggregate advances due to related parties were $174,949. All such amounts are included in current liabilities (see Note 11).

See also Note 8 for related party franchise agreement.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Storage Lease

The Company maintained a month-to-month warehouse lease for the temporary storage of treatment equipment pending its disposition. The warehouse lease was terminated in April 2026. Rental expense was $156 and $1,812 for the three months ended June 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations and there are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

NOTE 8 — FRANCHISE AGREEMENT

In May 2026, the Company completed its franchise disclosure document for distribution to potential franchisees and for filing, as required, with applicable provinces in Canada and states in the United States. The Company owns the proprietary business formats and systems comprising the OnCore Longevity System and has applied to register certain related trademarks and service marks.

On May 5, 2026, the Company entered into a franchise agreement with Degco Fitness Ventures Ltd. (“Degco”), a related party Saskatchewan, Canada corporation owned by the Company’s Chief Executive Officer, to establish and operate an OnCore Longevity Center in Regina, Saskatchewan, Canada. The franchise agreement has a term of 10 years and provides for an initial franchise fee and ongoing royalties in accordance with the terms of the agreement. During the three months ended June 30, 2026, the Company recognized $1,000 of revenue related to the initial franchise fee. As of June 30, 2026, the $1,000 initial franchise fee had not been collected and is included in accounts receivable — related party in the accompanying balance sheet.

NOTE 9 — STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended March 31, 2026, the Company sold an aggregate of 1,085,000 shares of common stock for total proceeds of $108,500, or $0.10 per share. Of these shares, 1,000,000 were sold to an entity owned by the father of the Company’s Chief Executive Officer for proceeds of $100,000, which constituted a related-party transaction. As of March 31, 2026, all proceeds totaling $108,500 had been received.

During the year ended March 31, 2026, the Company issued an aggregate of 20,000 shares of common stock, having an aggregate fair value of $2,000, or $0.10 per share based on the recent sales price of common shares, for services rendered.

There were no issuances, repurchases, retirements, or other transactions involving the Company’s common stock during the three months ended June 30, 2026.

MEDICAL EXERCISE INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

NOTE 10 — CONCENTRATIONS

Concentration of Revenues

For the three months ended June 30, 2026 and 2025, the following customers accounted for 10% or more of the Company’s revenues.

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2026	June 30, 2025
Customer 1	100.0%	-
Totals	100.0%	0.0%

Customer 1 is a company owned and controlled entirely by the Chief Executive Officer (See Note 8).

Concentration of Accounts Receivable

As of June 30, 2026 and March 31, 2026, the following customers accounted for more than 10% of the Company’s consolidated accounts receivable.

	June 30, 2026	March 31, 2026
Customer 1	100.0%	-
Totals	100.0%	0.0%

Customer 1 is a company owned and controlled entirely by the Chief Executive Officer (See Note 8).

NOTE 11 — RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2026 and 2025, the Company received advances of $0 and $70,624, respectively, and made repayments of $0 and $1,300, respectively, to the Company’s Chief Executive Officer (See Note 6).

During the three months ended June 30, 2026 and 2025, the Company received advances of $0 and $5,000, respectively, and made no repayments to a director of the Company (See Note 6).

On May 5, 2026, the Company entered into a franchise agreement with Degco Fitness Ventures Ltd., a related party entity owned by the Company’s Chief Executive Officer (See Note 8). During the three months ended June 30, 2026, the Company recognized $1,000 of franchise revenue under the agreement. As of June 30, 2026, the related $1,000 receivable remained outstanding.

During each of the three months ended June 30, 2026 and 2025, the Company recognized $2,000 in director fees and $3,000 in management fees (for the Chief Executive Officer), both of which are included in Compensation expense in the accompanying statements of operations.

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

Overview

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity and/or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of June 30, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

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

Three Months Ended June 30, 2026 and 2025.

Revenues for the three months ended June 30, 2026 and 2025 was $1,000 and $0, respectively. Revenue recognized during the three months ended June 30, 2026 consisted of a one-time franchise fee of $1,000 received pursuant to a franchise agreement entered into during the period with Degco Fitness Ventures Ltd., a related party entity controlled by the Company’s President and Chief Executive Officer.

Compensation expense for the three months ended June 30, 2026 and 2025 was $5,000 and $5,000, respectively. Compensation expense remained flat year-over-year as officer compensation terms remained unchanged during the periods.

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $542 and $2,881, respectively, a decrease of $2,339, or 81%. Depreciation decreased in the current year period primarily due to the sale of property and equipment in July 2025, March 2026 and April 2026. Amortization decreased in the current year period as a result of the derecognition of the legacy website in March 2026.

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 was $48,227 and $61,378, respectively, a decrease of $13,151, or 21%. Selling, general and administrative expenses decreased in the current year period primarily due to decreased professional fees and legal fees during the current year period.

Gain on disposal of property and equipment for the three months ended June 30, 2026 and 2025 was $103 and $0, respectively, an increase of $103. Gain on disposal of property and equipment increased in the current year period due to the sale of property and equipment in the current year period.

The net loss for the three months ended June 30, 2026 and 2025 was ($52,666) and ($70,291), respectively, a decrease in the net loss of $17,625, or 25%. The net loss for the current year period decreased primarily due to lower selling, general and administrative expenses and depreciation and amortization during the current year period.

Capital Resources and Liquidity

Net cash used in operating activities for the three months ended June 30, 2026 and 2025 was ($46,722) and ($78,583), respectively, a decrease of $31,861, and resulted primarily from a decrease in the net loss of $17,625 and an increase in accounts payable and accrued expenses of $19,678.

Net cash provided by (used in) investing activities for the three months ended June 30, 2026 and 2025 was $6,362 and ($900), respectively, a change of $7,262, and resulted from an increase in proceeds from the sale of property and equipment of $7,462, partially offset by an increase in purchases of intangible assets of $200.

Net cash provided by financing activities for the three months ended June 30, 2026 and 2025 was $0 and $82,824, respectively, a decrease of $82,824, and resulted from a decrease in proceeds from the sale of common shares of $8,500, and a decrease in advances, net of repayments, received from the Company’s directors of $74,324.

As of June 30, 2026, we had $3,089 in cash and a working capital deficit of $238,799.

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

As of June 30, 2026, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. The Company did not issue or sell any unregistered equity securities or equity-linked securities during the quarterly period covered by this report.

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

MEDICAL EXERCISE INC.

Date: August 19, 2026	By:	/s/ Matthew Degelman
Matthew Degelman
Chief Executive Officer/Chief Financial Officer